Form 10QSB
period 1999-07-31
LONDON SOFTWARE INDUSTRIES INC
filed 1999-09-20
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended July 30, 1999

-----------------------------------------------------------------

                  LONDON SOFTWARE INDUSTRIES INC.
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)


        DELAWARE                            13-4047693
        --------                           ------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

52-30 Pacific Concourse Drive
Suite 350
Los Angeles, California                       90045
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number              310-643-4467
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of July 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

         6,000,000 shares of voting common stock

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .4
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .8
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . .9
          Note 3.   EARNINGS PER SHARE . . . . . . . . . . . . .9
          Note 4.   LIQUIDITY . . . . . . . . . . . . . . . . . 9
          Note 5.   SUBSEQUENT EVENTS . . . . . . . . . . . . .10

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 16

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 16

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 16

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 17

Item 5.   Other information. . . . . . . . . . . . . . . . . . 17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION


To the Board of Directors of LONDON SOFTWARE INDUSTRIES INC.

We have reviewed the accompanying balance sheet of LONDON SOFTWARE INDUSTRIES INC., (a development stage company) as of July 31, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of LONDON SOFTWARE INDUSTRIES INC.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Graf Repetti & Co., LLP
Dated: New York, New York
       September 17, 1999

                LONDON SOFTWARE INDUSTRIES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   July 31, 1999   Apr. 30, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                     14,063          12,450
                                   _________         ________
Total Current Liabilities            14,063          12,450
Loan Payable - See Note 6             2,450              50
                                   _________         ________
Total Liabilities                    16,513          12,500

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital          211,900         185,100
Deficit Accumulated During the
Development Stage                  (234,413)       (203,600)
                                   _________        ________

Total Stockholders' Equity          (16,513)        (12,500)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                   LONDON SOFTWARE INDUSTRIES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          July 31                April 30
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          2,400        N/A
 Legal                2,500                   10,000
 Rent Expense (Note 2)1,800                    1,800
 Filing Fee              13                       12
 Contributed Svcs
       (Note 6)      25,000                   25,000
                    ________   _______       ________   ________

NET LOSS            (30,813)      N/A        (39,212)      N/A

NET LOSS PER SHARE     (.01)                    (.01)

Weighted Average
  Number of Shares
  Outstanding        6,000,000               5,997,273



The accompanying notes and accountant's report are an integral part of these financial statements.

                LONDON SOFTWARE INDUSTRIES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            July 31, 1999       April 30, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(30,813)           $(39,212)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                   1,613              12,362

Additional Paid In Capital
 Contributed by Shareholders
 for Rent                          1,800               1,800
Contributed Services              25,000              25,000
                                 ________           _________

Total Adjustments                (28,413)            (39,162)
Net Cash Used in
Operating Activities             ( 2,400)            (    50)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable           2,400                  50

Net Cash Provided
by Financing Activities            2,400                  50

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0

Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0                   0

The accompanying notes and accountant's report are an integral part of these financial statements.

                 LONDON SOFTWARE INDUSTRIES INC.
                  NOTES TO FINANCIAL STATEMENTS
                           JULY 31, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

LONDON SOFTWARE INDUSTRIES INC.("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on December 31, 1996. London Software Industries Inc., is a developmental stage company whose principal objective is to create and market a portfolio of CD Roms to include home shopping CD catalogues, literary works, reference books, virtual reality museums, data bases, city guides and teaching aides.

B. Basis of Presentation

Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

C. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 4.

D. Research and Development Costs

Research and development costs charged to expenses are $16,000 for the year ended April 30, 1999 and from December 31, 1996
(inception) to April 30, 1999.

E. Issuance of Common Stock

Consideration for issuance of the 4,000,000 shares of common stock on April 25, 1997 consisted of intellectual property including the idea of starting up the company. This consideration was valued at the par value of the stock for lack of an objective fair market value.

Consideration for issuance of the 3,998,998 shares of common stock on January 3, 1999 consisted of payment by the shareholder of research and development and consultant fees in the amount of $4,000.

Consideration for issuance of the 4,000,000 shares of common stock on February 2, 1999 consisted of $20,000.


NOTE 2 - USE OF OFFICE SPACE

The Company uses office space for its executive offices at two locations, both of which it receives from two of its shareholders at no cost. The fair market value of the 1,000 square foot office at International House, 31 Church Road, Hendon, London, UK is $300 per month. Use of this office space began August 10, 1998. The fair market value of the 600 square foot office at 52-30 Pacific Concourse Drive, Suite 350, Los Angeles, California is also $300 per month. Use of this office space began March 29, 1999. Before that, the Company used 600 square feet of office space at 1750 Montgomery Street, San Francisco, California with fair market value of $300 per month from November 30, 1998 to March 29, 1999. Each amount is reflected as an expense with a corresponding credit to additional paid-in capital.


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                             JULY 31, 1999

                    Net Loss Per Share          $ (0.01)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to April 30, 1999 no revenue and a net loss from operations of $234,413. As of July 31, 1999 the Company had a net capital deficiency of $16,513.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its telecommunications operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. London Software Industries, Inc. does not have a working capital line of credit with any financial institution.
Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 6.


NOTE 5 - CONTRIBUTED SERVICES

On September 26, 1997, two of the Company's officers began rendering services on behalf of the Company at no cost. The fair market value is $4,167 per officer per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 6 - LOAN PAYABLE

As of July 31, 1999, Tech Capital Group has paid $2,450 of expenses on behalf of London Software Industries Inc. The president of LSI is a 10% shareholder in Tech Capital Group. Tech Capital Group will lend up to $65,000 to LSI upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. LSI intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company. The Company has no assets and no recent operating history.

During the last quarter, the Company has continued its research of the various CD-Rom/DVD market places. In addition, the Company has been evaluating the possibility of utilizing the internet to globally market its products.

The Company's has conducted research which has focused on the various marketplaces in which the products of the Company will be
sold.   The Company is also researching the development of home
shopping CD Catalogues whereby a user can receive a CD in the
mail and access manufacturer's products for purchase.   The
Company believes there is currently no entity marketing such a product. Management believes such a product may be mass produced and replace traditional home catalogue shopping. Research is also being carried out in the development of reference books on CD-Rom such as dictionaries, thesauruses, atlases and specialized area publications.

The material activities of management to date have been to develop the Company's business strategy and to research the overall CD-Rom market. This has been done by attending seminars on technology and business, as they relate to technology markets, and by discussing the overall market with entrepreneurs already established in the field. Management has also been identifying the various title segments and concepts which the Company will seek to produce in the CD Rom format. This has been important in terms of developing the overall product which the Company will produce. Management has also been speaking with potential licensee partners who have content to offer the Company for inclusion in the Company's CD-Roms. Potential producers of the CD-Roms have also been sought through networking and introductions. The Company has expended $23,000 in start up costs which consist of initial research into the marketplace, the preparation of the business plan and the printing of the business plan.

The Company's products will seek to combine elements from successful software packages with the Company's innovative ideas as set forth above. These innovative ideas include those set forth in the Company's proposed portfolio of products. The Company's goal is to develop educational and reference software products which will be distributed on DVD high density disks. The Company will design and market home shopping catalogues, literary works of classic authors, reference books, virtual reality museums, business related data bases, city guides for tourists and residents and teaching aids. The Company's emphasize "user friendliness" software which is both attractive and entertaining. The targeted group of the company's software will be able to be used by novice and intermediate computer users and children.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient investment in the
Company to cover such expenses.   However, if the Company engages
outside advisors or consultants in search for business opportunities, it may be necessary for the Company to attempt to
raise additional funds.   There is no assurance that the Company
will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company's research and selection of CD and DVD products will succeed or be accepted by the public. Additionally, the DVD market is highly undeveloped and there is substantial risk attributed to the investment and entry into such market. There is no certainty that the Company's business will be successful or profitable. There is also no certainty that the Company will be able to operate a successful business. Potential investors are alerted that the investment in the Company is highly speculative and involves a high degree of risk.

Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient income to cover such
expenses.   However, if the Company engages outside advisors or
consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company develops material operations. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations.

The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.


LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with research and development of its software. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months, however, full implementation of its business plan is dependent upon its ability to raise substantial funding.

Currently, the Company has sufficient capital to cover the cost of its operations for the next twelve (12) months which the Company foresees will primarily consist of further research of the Company's concept and also networking and discussions by the Company's management with individuals and entities involved in the CD-Rom software development field. The Company however believes that it shall require additional capital in order to implement its business plan once research of its concept is completed. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future beyond twelve (12) months as the Company has yet to generate sales of its product or to begin substantial operations. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. Investors are alerted that the Company does not have a working capital line of credit with any financial institution and that there is no guarantee or assurance that the Company will be able to raise such funds.

In the event the Company needs additional funding, it shall elect to source funds from its shareholders owning more than 10% of the Company's common stock and seek funding from such shareholders. In such event, the Company will re-evaluate its plans and its proposed operations to determine whether it would be feasible to continue to implement its business plan. The Company would not seek funding beyond its limitations and would ensure that the Company would operate as efficiently as possible to keep costs as streamlined as possible. The Company will not seek funding beyond that which it foresees it will be able to re-pay over a period of twelve (12) months. Should a sudden jump in inflation occur the company's prices may then have to rise in line with inflation.

The Company's costs over the past twelve (12) months have been minimal and related to legal and accounting charges. Over the next twelve (12) months, the Company's costs and expenses could significantly increase as the Company begins to expend sums on marketing, advertising and software development.


YEAR 2000 DISCLOSURE

The Company is aware of the Year 2000 issue and states that it currently does not maintain any material active operations which it foresees will be impacted by the Year 2000 problem. Research and development undertaken by the Company to this date has consisted of attending seminars on technology and business, as they relate to technology markets, and by discussing the overall market with entrepreneurs already established in the field. Management has also been identifying the various title segments and concepts which the Company will seek to produce in the CD Rom format. No material operations have been implemented by the Company to date and it is not foreseen that material operations will exist by January 1, 2000. The Company does not currently own computer equipment and therefore does not foresee the Year 2000 issue to create a problem for it. In the event the Company purchases computer equipment prior to January 1, 2000, it will insure that any system or software it utilizes is Y2K compliant.

Management therefore does not anticipate that the company will be affected by this issue, financially or otherwise. Its research and development of software and programs will be cognizant of the Year 2000 problem and address this issue.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.


Item 2.   Changes in Securities

There has been no change in the Company's securities since the filing of its Form 10SB-12G.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.


Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.


Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.


Item 6.   Exhibits and Reports on Form 8-K

There are no Exhibits or reports on Form 8-K attached hereto.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


LONDON SOFTWARE INDUSTRIES, INC.
-----------------------------------
(Registrant)
Date: September 20, 1999

By: /s/ Alan Bowen
    --------------
    President