Form 10QSB
period 1999-10-31
LONDON SOFTWARE INDUSTRIES INC
filed 1999-12-14
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended October 31, 1999

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

                      Yes __X____      No_______

As of October 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION


To the Board of Directors of LONDON SOFTWARE INDUSTRIES INC.

We have reviewed the accompanying balance sheet of LONDON SOFTWARE INDUSTRIES INC., (a development stage company) as of October 31, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of LONDON SOFTWARE INDUSTRIES INC.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       December 10, 1999

                LONDON SOFTWARE INDUSTRIES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   Oct. 31, 1999   Apr. 30, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      4,075          12,450
                                   _________         ________
Total Current Liabilities             4,075          12,450
Loan Payable - See Note 6            16,450              50
                                   _________         ________
Total Liabilities                    20,525          12,500

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital          238,700         185,100
Deficit Accumulated During the
Development Stage                  (265,225)       (203,600)
                                   _________        ________

Total Stockholders' Equity          (20,525)        (12,500)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                   LONDON SOFTWARE INDUSTRIES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                        October 31                July 31
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          1,500        N/A
 Legal                2,500                    2,500
 Rent Expense (Note 2)1,800                    1,800
 Filing Fee              12                       13
 Contributed Svcs
       (Note 6)      25,000                   25,000
                    ________   _______       ________   ________

NET LOSS            (30,812)      N/A        (30,813)      N/A

NET LOSS PER SHARE     (.01)                    (.01)

Weighted Average
  Number of Shares
  Outstanding        6,000,000               6,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                LONDON SOFTWARE INDUSTRIES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                          October 31, 1999      April 30, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(30,812)           $(39,212)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts
Payable and Accrued Expenses      (9,988)             12,362

Additional Paid In Capital
 Contributed by Shareholders      26,800              26,800
                                 ________           _________

Total Adjustments                 16,812             (39,162)
Net Cash Used in
Operating Activities             (14,000)            (    50)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable          14,000                  50

Net Cash Provided
by Financing Activities           14,000                  50

Net Change in Cash                     0                   0
Cash at Beginning of Period            0                   0
Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                       0                   0
Corporate Taxes                   $    0                   0

The accompanying notes and accountant's report are an integral part of these financial statements.

                 LONDON SOFTWARE INDUSTRIES INC.
                  NOTES TO FINANCIAL STATEMENTS
                        OCTOBER 31, 1999

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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                           OCTOBER 31, 1999

                    Net Loss Per Share          $ (0.01)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to October 31, 1999 no revenue and a net loss from operations of $(265,225). As of October 31, 1999 the Company had a net capital deficiency of $(20,525).

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


NOTE 6 - LOAN PAYABLE

As of October 31, 1999, Tech Capital Group has paid $16,450 of expenses on behalf of London Software Industries Inc. The president of LSI is a 10% shareholder in Tech Capital Group. Tech Capital Group will lend up to $65,000 to LSI upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. LSI intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company which has no assets and no recent operating history. The Company seeks to develop software and computer related educational material to be distributed through the medium of CD-ROM markets for personal and business use.

The Company also seeks to conduct research and development of educational software for the distribution on the new DVD high density market. The Company also seeks to develop software capable of converting from hard copy to an html based context, so that it may be immediately and efficiently placed onto a digital CD Rom for mass production. It is also the intention of the Company to develop software that will be able to convert hard copy into a format so that the CD Roms may be viewed from the traditional game consoles that are popular with children.

The educational titles will be aimed at the children's market and an attempt will be made by the Company's titles to make learning and education fun. The Company will not develop its own content for the CD Roms. Rather it will seek to obtain content from independent vendors through licensing deals. The selection of the content to be marketed by the Company will be solely in the best discretion and judgment of management. It should be noted that, at this time, the Company has no licensing arrangements or deals with any third party. Once the Company obtains the right to market the content, it shall out source the manufacturing of the CD Roms. The Company believes that by doing so it shall be able to keep costs to a minimum. The majority of the Company's costs will come in the production of the CD Roms.

The Company's current intention is to first identify the initial products that the Company feels would facilitate their entry into the market place. The software that the Company intends to develop can only be developed once the Company has raised sufficient funds which will permit it to acquire the necessary equipment to develop and produce such software. Once funded, the company then intends on retaining at least three software developers with extensive HTML knowledge to develop the software. The cost for such developers, as with any technology company, is expected to be substantial. However at this time no definite figure as to cost can be calculated.

HTML, also known as Hypertext Markup Language, is the standard language that World Wide Web documents utilize to enable users to read or access them over the Internet on a variety of computer platforms. HTML documents appear like text with codes added to parts of the document. The codes instruct the software viewer how to display particular parts of the document, like section headings or images for example, or what new document you might like see for more information or to illustrate a certain point. Currently when transferring Hard Copy to HTML the hard copy must be typed out to incorporate HTML. The Company believes that with sufficient resources it can develop innovative software to automatically convert hard copy to HTML, and therefore save time and money. The Company will use the latest scanning technology and write a program to read and digest the hard copy text and automatically merge it with HTML.

During the last quarter, the Company has continued to research the various CD-Rom/DVD markets. In addition, the Company has been evaluating the possibility of utilizing the internet to globally market its products. Additional research has been conducted on the development of home shopping CD Catalogues whereby a user can receive a CD in the mail and access manufacturer's products for
purchase.   The Company believes there is currently no entity
marketing such a product. Management believes such a product may be mass produced and replace traditional home catalogue shopping. Research is also being carried out in the development of reference books on CD-Rom such as dictionaries, thesauruses, atlases and specialized area publications.

The Company's research is taking longer than originally anticipated as additional markets and concepts, such as health and fitness, sports, cooking, music and travel, have also been researched. This has required a more meticulous and detailed effort to be taken by the Company thereby requiring more time and resources to be devoted by management. These have been the material activities of management to date. Research has been carried out by attending seminars on technology and business, as they relate to technology markets, and by discussing the overall market with entrepreneurs already established in the field. Management has also been identifying the various title segments and concepts which the Company will seek to produce in the CD Rom format. This has been important in terms of developing the overall product which the Company will produce. Management has also been speaking with potential licensee partners who have content to offer the Company for inclusion in the Company's CD-Roms. Potential producers of the CD-Roms have also been sought through networking and introductions.

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


LONDON SOFTWARE INDUSTRIES, INC.
-----------------------------------
(Registrant)
Date: December 14, 1999

By: /s/ Alan Bowen
    --------------
    President