Form 10QSB
period 2000-01-31
LONDON SOFTWARE INDUSTRIES INC
filed 2000-03-20
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended January 30, 2000

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

                      Yes __X____      No_______

As of January 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION


To the Board of Directors of LONDON SOFTWARE INDUSTRIES INC.

We have reviewed the accompanying balance sheet of LONDON SOFTWARE INDUSTRIES INC., (a development stage company) as of January 31, 2000 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of LONDON SOFTWARE INDUSTRIES INC.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       March 20, 2000

                LONDON SOFTWARE INDUSTRIES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   Jan. 31, 2000   Apr. 30, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      8,038          12,450
                                   _________         ________
Total Current Liabilities             8,038          12,450
Loan Payable - See Note 6            16,500              50
                                   _________         ________
Total Liabilities                    24,538          12,500

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital          265,500         185,100
Deficit Accumulated During the
Development Stage                  (296,038)       (203,600)
                                   _________        ________

Total Stockholders' Equity          (24,538)        (12,500)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                   LONDON SOFTWARE INDUSTRIES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                        January 31              October 31
                     2000         1999       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          1,500        N/A
 Legal                2,500                    2,500
 Rent Expense (Note 2)1,800                    1,800
 Filing Fee              13                       12
 Contributed Svcs
       (Note 6)      25,000                   25,000
                    ________   _______       ________   ________

NET LOSS            (30,813)      N/A        (30,812)      N/A

NET LOSS PER SHARE     (.01)                    (.01)

Weighted Average
  Number of Shares
  Outstanding        6,000,000               6,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                LONDON SOFTWARE INDUSTRIES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                          January 31, 2000      April 30, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(30,813)           $(39,212)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts
Payable and Accrued Expenses       3,963              12,362

Additional Paid In Capital
 Contributed by Shareholders      26,800              26,800
                                 ________           _________

Total Adjustments                 30,763             (39,162)

Net Cash Used in
Operating Activities             (    50)            (    50)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable              50                  50

Net Cash Provided
by Financing Activities               50                  50

Net Change in Cash                     0                   0
Cash at Beginning of Period            0                   0
Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                       0                   0
Corporate Taxes                   $    0                   0

The accompanying notes and accountant's report are an integral part of these financial statements.

                 LONDON SOFTWARE INDUSTRIES INC.
                  NOTES TO FINANCIAL STATEMENTS
                        JANUARY 31, 2000

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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                           JANUARY 31, 2000

                    Net Loss Per Share          $ (0.01)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to January 31, 2000 no revenue and a net loss from operations of $(296,038). As of January 31, 2000 the Company had a net capital deficiency of $(24,538).

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


NOTE 6 - LOAN PAYABLE

As of January 31, 2000, Tech Capital Group has paid $16,450 of expenses on behalf of London Software Industries Inc. The president of LSI is a 10% shareholder in Tech Capital Group. Tech Capital Group will lend up to $65,000 to LSI upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. LSI intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

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

During the last quarter, the company has the Company has continued to research the various CD-Rom/DVD markets as well as further looking into conducting transactions through the internet.

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

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with research and development of its software. As a result, the Company had from time of inception to January 31, 2000 no revenue and a net loss from operations of $(296,038). As of January 31, 2000 the Company had a net capital deficiency of $(24,538).

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


YEAR 2000 DISCLOSURE

The Company does not maintain any material active operations which could have been impacted by the Year 2000 problem. There were no effects of the Year 2000 on the Company and there were no costs to the Company associated with this event.

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


LONDON SOFTWARE INDUSTRIES, INC.
-----------------------------------
(Registrant)
Date: March 20, 2000

By: /s/ Alan Bowen
    --------------
    President