Form 10-K
period 2000-04-30
LONDON SOFTWARE INDUSTRIES INC
filed 2000-11-07
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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
                                          --------------

Securities to be registered pursuant to Section 12(g) of the Act:

           6,000,000    Shares of Voting Common Stock

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes   X       No

As of April 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
6,000,000 issued and outstanding

                            PART I

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

LONDON SOFTWARE INDUSTRIES INC., (the "Company"), a development stage company, was organized in April 1997 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

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

The Company will not develop its own content for the CD Roms. Rather it will seek to obtain content from independent vendors through licensing deals. The selection of the content to be marketed by the Company will be solely in the best discretion and judgement of management.

Over the past 12 months the Company has been seeking content through licensing arrangements, however, at this time, the Company has no licensing arrangements or deals with any third party. Indeed, gaining content in the current market place is now a costly business from when the Company originally started its research into this marketplace.

Once the Company obtains the right to market content, it shall out source the manufacturing of the CD Roms. The Company believes that by doing so it shall be able to keep costs to a minimum. The majority of the Company's costs will come in the production of the CD Roms. If the Company does not gain a licensing deal then Management will be forced to reevaluate the Company's business plan. The Company's current intention is to first identify the initial products that the Company feels would facilitate their entry into the market place.

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

The codes instruct the software viewer how to display particular parts of the document, like section headings or images for example, or what new document you might like see for more information or to illustrate a certain point. Currently when transferring Hard Copy to HTML the hard copy must be typed out to incorporate HTML. The Company believes that with sufficient resources it can develop innovative software to automatically convert hard copy to HTML, and therefore save time and money. The Company will use the latest scanning technology and write a program to read and digest the hard copy text and automatically merge it with HTML. During the last quarter, the company has the Company has continued to research the various CD-Rom/DVD markets as well as further looking into conducting transactions through the internet. Additional research has been conducted over the past 12 months on the development of home shopping CD Catalogues whereby a user can receive a CD in the mail and access manufacturer's products for purchase. The Company believes there is currently no entity marketing such a product.

Management believes such a product may be mass produced and replace traditional home catalogue shopping. Research is also being carried out in the development of reference books on CD-Rom such as dictionaries, thesauruses, atlases and specialized area publications. The Company's research is taking longer than originally anticipated as additional markets and concepts, such as healthand fitness, sports, cooking, music and travel, have also been researched. This has required a more meticulous and detailed effort to be taken by the Company thereby requiring more time and resources to be devoted by management.

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

Management are focused on finding suitable partners and to find funding to commence operations and to fulfill the Company's business plan to create shareholder value.



Item 2.  Description of Property

The company's administrative offices are located at 90 Park Avenue, New York, New York and also at 45 Mount Pleasant, Putney, London SW18 United Kingdom. The Company's office in New York is approximately 400 square feet utilized as a base to explore and contact potential business transactions and to service the Company's administrative needs. The United Kingdom office is approximately 600 square feet and is also utilized as a base to explore and contact potential business transactions.


Item 3.  Legal Proceedings

There are no legal proceedings are pending at this time.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.

                             PART II


Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. On April 30, 1999, there were approximately 148 holders of record of the issued and outstanding shares of Issuer's common stock. The Company, to the best of its knowledge, obtained 148 shareholders subsequent to the issuance of an initial issuance of shares upon its incorporation and a Regulation D 504 offering which was undertaken in January 1999. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and its principal business purpose is to locate and consummate a merger or acquisition with a private entity engaged in the automotive industry. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

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

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of London Software
Industries Inc.

We have audited the accompanying balance sheet of London Software Industries Inc., (a development stage company) as of April 30, 2000 and the related statements of loss, cash flows and shareholders' equity for the year then ended, and for the period from December 31, 1996 (inception) to April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of London Software Technologies, as of April 30, 2000, and the results of its operations and its cash flows for the year then ended and for the period from December 31, 1996 (inception) to April 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has losses from operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Notes 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Graf Repetti & Co., LLP.
New York, New York
September 19, 2000

                 LONDON SOFTWARE INDUSTRIES, INC.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
        FOR THE YEARS ENDING APRIL 30, 2000 AND APRIL 30, 1999

                                    For the Year   For the Year
                                       Ended           Ended
                                   April 30, 2000 April 30, 1999
                                  ------------------------------
ASSETS
Current Assets
  Cash                                $      0       $       0
  Other Current Assets                       0               0
                                      ---------       ---------
  Total Current Assets                       0               0

  Other Assets                               0               0
                                      ---------       ---------
  Total Assets                        $      0       $       0


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                     $      0       $       0
 Accrued Expenses                       15,550          12,450
                                      ---------       ---------
 Total Current Liabilities             $15,550       $  12,450

 Other Liabilities - Loan Payable       23,300              50
                                      ---------       ---------
 Total Liabilities                     $38,850       $  12,500


 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000.000 Shares;
  Issued and Outstanding 6,000,000
  Shares                                 6,000           6,000
 Additional Paid in Capital            290,500         185,100
 Deficit Accumulated During
  the Development Stage               (335,350)       (203,600)
                                      ---------       ---------
 Total Stockholders' Equity            (38,850)        (12,500)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $     0        $      0

The accompanying notes are an integral part of these financial statements

                 LONDON SOFTWARE INDUSTRIES, INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
      FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 2000
     AND FROM DECEMBER 31, 1996 (INCEPTION) TO APRIL 30, 2000

                                  For the Year    For the Year       From
                                     Ended          Ended         Inception to
                                 April 30, 2000  April 30, 1999  April 30, 1999
                                 --------------  --------------  --------------
TOTAL REVENUES:                   $        0      $      0        $       0
                                    ----------   ----------      ----------

OPERATING EXPENSES:
Accounting                             7,000         2,400            9,400
Legal                                 17,500        15,000           32,500
Rent (Note 2)                          7,200         4,100           11,300
Filing Fee                                50           100              150
Contributed Services (Note 5)        100,000       159,000          259.000
Other Start Up Costs                       0        19,000           23,000
                                    ----------   ----------      ----------

Total Operating Expenses           $ 131,750       140,550          335,350
                                    ----------   ----------      ----------

NET LOSS                           $(131,750)    $(140,550)       $(203,600)

NET LOSS PER SHARE                 $   (0.02)    $   (0.03)       $   (0.08)
                                    ----------   ----------      ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING               6,000,000    4,476,712        4,362,800
                                    ----------   ----------      ----------

The accompanying notes are an integral part of these financial statements.

                 LONDON SOFTWARE INDUSTRIES INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
             FOR THE YEAR ENDED APRIL 30, 2000 AND
      FROM DECEMBER 31, 1996 (INCEPTION) TO APRIL 30, 2000

                              For the Year            From
                                 Ended            Inception to
                            April 30, 2000       April 30, 2000
                           -----------------    -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                      $(131,750)            $(335,350)
                                --------              --------
Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Contributed Services and rent   105,400               268,500
Shares Issued for Services            0                 8,000
Changes in Assets and
Liabilities Increase in
Accounts Payable and Accrued
Expenses                          3,100                15,550
                               --------               --------
Total Adjustments               108,500               292,050
                               --------               --------
Net Cash Used in
Operating Activities          ( 23,250)              ( 43,300)
                               --------               --------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Loan Payable                    23,250                 23,300
Proceeds from Issuance of
Common Stock                         0                 20,000
                               --------               --------
Net Cash Provided by
Financing Activities            23,250                 43,300
                               --------               --------
Net Change in Cash                   0                      0
Cash at Beginning of Period          0                      0
Cash at End of Period          $     0                $     0
                               --------               --------
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense         $     0                $     0
                               --------               --------
  Corporate Taxes              $     0                $     0
                               --------               --------

The accompanying notes are an integral part of these financial statements.

                          LONDON SOFTWARE INDUSTRIES, INC.
                           (A Development Stage Company)
                     STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                         FROM INCEPTION TO APRIL 30, 2000

                                                        Total
                   COMMON STOCK ISSUED   Additional  Accumulated Shareholders'
                   SHARES    PAR VALUE  Paid in Cap    Deficit      Equity
           ----------------------------------------------------------------
ISSUANCE OF
4,000,000 SHARES
APRIL 25, 1997     4,000,000   $ 4,000      $     0      $(4,000)  $     0

BALANCE AS OF
APRIL 30, 1997     4,000,000     4,000            0       (4,000)        0

NET LOSS FOR THE
YEAR ENDED
APRIL 30, 1998             0         0       59,000      (59,050)      (50)
           ----------------------------------------------------------------
BALANCE
APRIL 30, 1998     4,000,000     4,000       59,000      (63,050)     ( 50)

CANCELLATION OF
3,999,998 SHARES
JANUARY 3, 1999   (3,999,998)   (4,000)      (4,000)            0        0

ISSUANCE OF
3,999,998 SHARES
JANUARY 3, 1999    3,999,998     4,000            0             0    4,000

ISSUANCE OF
2,000,000 SHARES
FEBRUARY 2, 1999   2,000,000     2,000       18,000             0   20,000

CONTRIBUTED
SERVICES                   0         0      100,000             0  100,000

CONTRIBUTED RENT           0         0        4,100             0    4,100

NET LOSS FOR
THE YEAR ENDED
APRIL 30, 1999             0         0            0     (140,550) (140,550)
            ----------------------------------------------------------------
BALANCE
APRIL 30, 1999     6,000,000    $6,000     $185,100    $(203,600)$( 12,500)

CONTRIBUTED
SERVICES AND RENT          0         0      105,400             0  105,400

NET LOSS FOR
THE YEAR ENDED
APRIL 30, 2000             0         0            0     (131,750) (131,750)
            ----------------------------------------------------------------
BALANCE
APRIL 30, 2000     6,000,000    $6,000     $290,500    $(335,350)$( 38,850)



The accompanying notes are an integral part of these financial statements.


                  LONDON SOFTWARE INDUSTRIES INC.
                   (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                           APRIL 30, 2000

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.   Description of Company

LONDON SOFTWARE INDUSTRIES, INC., ("the Company") is a for profit corporation incorporated under the laws of the State of Delaware on December 31, 1996. London Software Industries Inc., is a developmental stage company whose principal objective is to create and market a portfolio of CD Roms to include home shopping CD catalogues, literary works, reference books, virtual reality museums, data bases, city guides and teaching aids.


B.   Basis of Presentation

Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

C.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that, affect certain reported amounts and disclosures. Accordingly actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 4.

D.   Research and Development Costs
Research and development costs charged to expense are $16,000 for the year ended April 30, 2000 and also from inception to April
30, 2000.

E.   Issuance of Common Stock
Consideration for issuance of the 4,000,000 shares of common stock on April 25, 1997 consisted of intellectual property including the start up of the Company. This consideration was valued at the par value of the stock for lack of an objective fair market value. Consideration for issuance of the 3,998,998 shares of common stock on January 3, 1999 consisted of payment by the shareholder of research and development and consultant fees in the amount of $4,000. Consideration for issuance of the 4,000,000 shares of common stock on February 2, 1999 consisted of $20,000.


NOTE 2 - USE OF OFFICE SPACE

The Company uses office space for its executive offices at two locations, both of which it receives from one of its shareholders at no cost. The fair market value of the 1,000 square foot office at International House, 31 Church Road, Hendon, London UK is $300 per month. Use of this office space began August 10, 1998. The fair market value of the 600 square foot office at 52-30 Pacific Concourse Drive, Suite 350, Los Angeles, California is also $300 per month. Use of this office space began March 29, 1999. Before that, the Company used 600 square feet of office space at 1750 Montgomery Street, San Francisco, CA with a fair market value of $300 per month from November 30, 1998 to March 29, 1999. Each amount is reflected as an expense with a corresponding credit to additional paid-in-capital. Beginning February 1, 2000, Tech Capital Group began paying $300 per month each for the London and Los Angeles offices.


NOTE 3 - EARNINGS PER SHARE

                             For the Year        For the Year
                                Ended                Ended
                            April 30, 2000       April 30, 2000
                          ---------------------------------------
      Net Loss per share       $(0.02)              $(0.08)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional, capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to April 30, 2000 no revenue and a net loss from operations of $203,600. As of April 30, 2000 the Company had a net capital deficiency of $38,850.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its travel services operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. London Software Industries Inc., does not have a working capital line of credit with any financial institution.
Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 6.

NOTE 5 - CONTRIBUTED SERVICES

On September 26, 1997, two of the Company's officers began rendering services on behalf of the Company at no cost. The fair market value is $4,167 per officer per month. Each month is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 6 - LOAN PAYABLE - TECH GROUP AND RELATED PARTY TRANSACTION

As of April 30, 2000, Tech Capital Group has paid $50 of expenses on behalf London Software Industries Inc. The president of LSI is a 10% shareholder in Tech Capital Group. Tech Capital Group will lend up to $65,000 to LSI upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. LSI intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

NOTE 7 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services and rent, and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $105,400 and $209,500 for the year ended April 30, 2000 and for the period from December 31, 1996 (inception) to April 30, 2000.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

Alan G R Bowen       54     President and Director        None
Barbara Platts       71     Secretary                     None

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Alan G.R. Bowen, the Company's president and director since 1997, is a graduate in Mathematics from Birmingham University and worked as a graduate trainee for Unilever before moving into retailing with British Shoe Corporation, part of the Sears Group. In 1971, he joined NSS Newsagents and progressed to become Retail Director and then Group Managing Director. He left NSS Newsagents after it was taken over by Gallahers Tobacco and formed an independent Mayfair Cards, a greetings card company. Alan G.R. Bowen is also a director of Mayfair Cards (Waterlooville) Limited, a United Kingdom Corporation.

Barbara Platts has had a distinguished career in the marketing and strategy of many companies, operating on a consultancy basis. Barbara started her career in the 1960's and brings extensive marketing experience to the Company. In the past she has represented at senior level various companies in all stages of development. She has had extensive experience in the software industry and will use her vast associations to assist in moving
the company forward.   She currently holds zero stock in the
Company.

To the best knowledge of management, during the past five years, no present or former director or executive officer of the
Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock.



Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended April 30, 2000, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended April
30, 2000.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS: None.

PENSION TABLE: None.

OTHER COMPENSATION: None.

COMPENSATION OF DIRECTORS: None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of May 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Quality Worldwide Ltd.         600,000                     10%
1 Great Cumberland Place
London, UK
(M. Griffiths)

Grademore Analysis Limited     600,000                     10%
168 Church Road Hove
Sussex, UK
(H. Boylett)

Jubilee Systems Limited        600,000                     10%
211 Eagle Place
Piccadilly, London UK
(K. Aluko)

Wing Capital Limited           670,000                     11.2%
25 Turnbull Lane
Gibraltar
(J. Wing)


Channing Investments Limited   670,000                     11.2%
S8 Int'l Business Ctre
Casenate Main Street
Gibraltar
(G. Cowan)

Bradwall Limited               650,000                     10.8%
S8 Int'l Business Ctre
Casenate Main Street
Gibraltar
(Alan Bowen)

Melchrisea Holdings Limited    500,000                     8.3%
25 Turnbull Lane
Gibraltar
(M. Driscoll)

Alan Bowen                     165,000                     2.8%
41 Bluebell Meadow
Sherwood, UK

The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the share indicated above. Percent of Class (third column above) is based on 6,000,000 shares of common stock outstanding as of the date of this filing.



Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended April 30, 2000, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended April 30, 2000, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended April 30, 2000 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K


(A) FINANCIAL STATEMENTS
The Following financial statements are filed as part of this registration statement:

    Balance Sheet
    Statement of Loss
    Statement of Cash Flows
    Statement of Shareholders' Equity (Deficit)
    Selected Financial Data


(B) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to the registrant.

EXHIBIT

   3         Certificate of incorporation and by-laws

   11        Statement regarding computation of per share
              earnings

   27        Financial Data Schedule


(C) REPORTS ON FORM 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized. The undersigned is an officer of Westminster Auto Retailers, Inc., has read the statements contained in this Registration statement and states that the contents are true to the undersigned's own knowledge.


LONDON SOFTWARE INDUSTRIES INC.
----------------------
(Registrant)
Date: November 7, 2000

By: /s/ Alan Bowen
    ----------------------
    President