Form 10-Q
period 2000-07-31
LONDON SOFTWARE INDUSTRIES INC
filed 2000-11-08
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended July 31, 2000

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

                      Yes __X____      No_______

As of July 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION


To the Board of Directors of LONDON SOFTWARE INDUSTRIES INC.

We have reviewed the accompanying balance sheet of LONDON SOFTWARE INDUSTRIES INC., (a development stage company) as of July 31, 2000 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of LONDON SOFTWARE INDUSTRIES INC.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       October 31, 2000

                LONDON SOFTWARE INDUSTRIES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   July 31, 2000   Apr. 30, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                     18,313          15,550
                                   _________         ________
Total Current Liabilities            18,313          15,550
Loan Payable - See Note 6            26,600          23,300
                                   _________         ________
Total Liabilities                    44,913          38,850

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital          315,500         290,500
Deficit Accumulated During the
Development Stage                  (366,413)       (335,350)
                                   _________        ________

Total Stockholders' Equity          (44,913)        (38,850)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                   LONDON SOFTWARE INDUSTRIES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          July 31               January 31
                     2000         1999       2000         1999
                    ------------------------------------------

TOTAL REVENUES:     $     0     $    0             0        N/A

OPERATING EXPENSES:
 Accounting           1,750      1,500         1,500        N/A
 Legal                2,500      2,500         2,500
 Rent Expense (Note 2)1,800      1,800         1,800
 Filing Fee              13         13            13
 Contributed Svcs
       (Note 6)      25,000     25,000        25,000
                    ________   _______       ________   ________

NET LOSS            (31,063)   (30,813)      (30,813)      N/A

NET LOSS PER SHARE     (.01)      (.01)         (.01)

Weighted Average
  Number of Shares
  Outstanding        6,000,000 6,000,000     6,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                LONDON SOFTWARE INDUSTRIES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                             July 31, 2000     January 31, 2000
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(31,063)           $(30,813)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts
Payable and Accrued Expenses       2,763               3,963

Additional Paid In Capital
 Contributed by Shareholders      25,000              26,800
                                 ________           _________

Total Adjustments                 27,763              30,763

Net Cash Used in
Operating Activities             ( 3,300)            (    50)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable           3,300                  50

Net Cash Provided
by Financing Activities            3,300                  50

Net Change in Cash                     0                   0
Cash at Beginning of Period            0                   0
Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                       0                   0
Corporate Taxes                   $    0                   0

The accompanying notes and accountant's report are an integral part of these financial statements.

                 LONDON SOFTWARE INDUSTRIES INC.
                  NOTES TO FINANCIAL STATEMENTS
                          JULY 31, 2000

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


NOTE 2 - USE OF OFFICE SPACE

The Company uses office space for its executive offices at two locations, both of which it receives from two of its shareholders at no cost. The fair market value of the 1,000 square foot office at International House, 31 Church Road, Hendon, London, UK is $300 per month. Use of this office space began August 10, 1998. The fair market value of the 600 square foot office at 52-30 Pacific Concourse Drive, Suite 350, Los Angeles, California is also $300 per month. Use of this office space began March 29, 1999. Before that, the Company used 600 square feet of office space at 1750 Montgomery Street, San Francisco, California with fair market value of $300 per month from November 30, 1998 to March 29, 1999. Each amount is reflected as an expense with a corresponding credit to additional paid-in capital. Beginning February 1, 2000, Tech Capital Group began paying $300 per month each for the London and Los Angeles offices. See Note 6.


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                              JULY 31, 2000

                    Net Loss Per Share          $ (0.01)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to July 31, 2000 no revenue and a net loss from operations of $(366,413).
As of July 31, 2000 the Company had a net capital deficiency of $(44,913).

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


NOTE 6 - LOAN PAYABLE

As of July 31, 2000, Tech Capital Group has paid $26,600 of expenses on behalf of London Software Industries Inc. The president of LSI is a 10% shareholder in Tech Capital Group. Tech Capital Group will lend up to $65,000 to LSI upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. LSI intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

NOTE 7 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $25,000 for the three months ended July 31, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a developmental stage company and has on operating history.

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


Item 2.   Changes in Securities

There has been no change in the Company's securities since the filing of its Form 10K.


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


LONDON SOFTWARE INDUSTRIES, INC.
-----------------------------------
(Registrant)
Date: November 8, 2000

By: /s/ Alan Bowen
    --------------
    President