Form 10QSB
period 2000-10-31
LONDON SOFTWARE INDUSTRIES INC
filed 2001-03-19
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended October 31, 2000

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

                      Yes __X____      No_______

As of October 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION


To the Board of Directors of LONDON SOFTWARE INDUSTRIES INC.

We have reviewed the accompanying balance sheet of LONDON SOFTWARE INDUSTRIES INC., (a development stage company) as of October 31, 2001 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of LONDON SOFTWARE INDUSTRIES INC.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       March 16, 2001

                LONDON SOFTWARE INDUSTRIES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   Oct. 31, 2000   Apr. 30, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                     18,625          15,550
                                   _________         ________
Total Current Liabilities            18,625          15,550
Loan Payable - See Note 6            32,350          23,300
                                   _________         ________
Total Liabilities                    50,975          38,850

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital          340,500         290,500
Deficit Accumulated During the
Development Stage                  (397,475)       (335,350)
                                   _________        ________

Total Stockholders' Equity          (50,975)        (38,850)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                   LONDON SOFTWARE INDUSTRIES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                        October 31                July 31
                     2000         1999       2000         1999
                    --------------------------------------------

TOTAL REVENUES:     $     0     $    0             0          0

OPERATING EXPENSES:
 Accounting           1,750      1,500         1,750      1,500
 Legal                2,500      2,500         2,500      2,500
 Rent Expense (Note 2)1,800      1,800         1,800      1,800
 Filing Fee              13         13            13         13
 Contributed Svcs
       (Note 6)      25,000     25,000        25,000     25,000
                    ________   _______       ________   ________

NET LOSS            (31,062)   (30,813)      (31,063)   (30,813)

NET LOSS PER SHARE     (.01)      (.01)         (.01)      (.01)

Weighted Average
  Number of Shares
  Outstanding        6,000,000 6,000,000     6,000,000 6,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                LONDON SOFTWARE INDUSTRIES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                           October 31, 2000      July 31, 2000

                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(31,063)           $(31,063)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts
Payable and Accrued Expenses         312               2,763

Additional Paid In Capital
 Contributed by Shareholders      25,000              25,000
                                 ________           _________

Total Adjustments                 25,312              27,763

Net Cash Used in
Operating Activities             ( 5,750)            ( 3,300)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable           5,750               3,300

Net Cash Provided
by Financing Activities            5,750               3,300

Net Change in Cash                     0                   0
Cash at Beginning of Period            0                   0
Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                       0                   0
Corporate Taxes                   $    0                   0

The accompanying notes and accountant's report are an integral part of these financial statements.

                 LONDON SOFTWARE INDUSTRIES INC.
                  NOTES TO FINANCIAL STATEMENTS
                         OCTOBER 31, 2000

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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                            OCTOBER 31, 2000

                    Net Loss Per Share          $ (0.01)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to October 31, 2000 no revenue and a net loss from operations of $(397,475). As of October 31, 2000 the Company had a net capital deficiency of $(50,975).

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


NOTE 6 - LOAN PAYABLE

As of October 31, 2000, Tech Capital Group has paid $32,350 of expenses on behalf of London Software Industries Inc. The president of LSI is a 10% shareholder in Tech Capital Group. Tech Capital Group will lend up to $65,000 to LSI upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. LSI intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.


NOTE 7 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $25,000 for the three months ended October 31, 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a developmental stage company and has no operating history.

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


LONDON SOFTWARE INDUSTRIES, INC.
-----------------------------------
(Registrant)
Date: March 19, 2001

By: /s/ Alan Bowen
    --------------
    President