Form 10QSB
period 2001-01-30
LONDON SOFTWARE INDUSTRIES INC
filed 2001-03-21
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended January 31, 2001

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

                      Yes __X____      No_______

As of January 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION


To the Board of Directors of LONDON SOFTWARE INDUSTRIES INC.

We have reviewed the accompanying balance sheet of LONDON SOFTWARE INDUSTRIES INC., (a development stage company) as of January 31, 2001 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of LONDON SOFTWARE INDUSTRIES INC.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       March 19, 2001

                LONDON SOFTWARE INDUSTRIES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   Jan. 31, 2001   Apr. 30, 2000
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                     24,688          15,550
                                   _________         ________
Total Current Liabilities            24,688          15,550
Loan Payable - See Note 6            32,350          23,300
                                   _________         ________
Total Liabilities                    57,038          38,850

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000

Additional Paid in Capital          365,500         290,500
Deficit Accumulated During the
Development Stage                  (428,538)       (335,350)
                                   _________        ________

Total Stockholders' Equity          (57,038)        (38,850)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                   LONDON SOFTWARE INDUSTRIES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                         January 31             October 31
                     2001         2000       2000         1999
                    --------------------------------------------

TOTAL REVENUES:     $     0     $    0             0          0

OPERATING EXPENSES:
 Accounting           1,750      1,500         1,750      1,500
 Legal                2,500      2,500         2,500      2,500
 Rent Expense (Note 2)1,800      1,800         1,800      1,800
 Filing Fee              13         13            13         13
 Contributed Svcs
       (Note 6)      25,000     25,000        25,000     25,000
                    ________   _______       ________   ________

NET LOSS            (31,063)   (30,813)      (31,062)   (30,813)

NET LOSS PER SHARE     (.01)      (.01)         (.01)      (.01)

Weighted Average
  Number of Shares
  Outstanding        6,000,000 6,000,000     6,000,000 6,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                LONDON SOFTWARE INDUSTRIES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                           January 31, 2001    October 31, 2000

                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(31,063)           $(31,063)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase/(Decrease) in Accounts
Payable and Accrued Expenses       6,063                 312

Additional Paid In Capital
 Contributed by Shareholders      25,000              25,000
                                 ________           _________

Total Adjustments                 31,063              25,312

Net Cash Used in
Operating Activities                   0             ( 5,750)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in Loan Payable               0               5,750

Net Cash Provided
by Financing Activities                0               5,750

Net Change in Cash                     0                   0
Cash at Beginning of Period            0                   0
Cash at End of Period             $    0                   0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                       0                   0
Corporate Taxes                   $    0                   0

The accompanying notes and accountant's report are an integral part of these financial statements.

                 LONDON SOFTWARE INDUSTRIES INC.
                  NOTES TO FINANCIAL STATEMENTS
                         JANUARY 31, 2001

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

D. Issuance of Common Stock

Consideration for issuance of the 4,000,000 shares of common stock on April 25, 1997 consisted of intellectual property including the idea of starting up the company. This consideration was valued at the par value of the stock for lack of an objective fair market value. On January 3, 1999, 3,998,998 of these shares were canceled.

Consideration for issuance of the 3,998,998 shares of common stock on January 3, 1999 consisted of payment by the shareholder of research and development and consultant fees in the amount of $4,000.

Consideration for issuance of the 4,000,000 shares of common stock on February 2, 1999 consisted of $20,000.

NOTE 2 - USE OF OFFICE SPACE

The Company uses office space for its executive offices at two locations, both of which it receives from two of its shareholders at no cost. The fair market value of the 1,000 square foot office at International House, 31 Church Road, Hendon, London, UK is $300 per month. Use of this office space began August 10, 1998. The fair market value of the 600 square foot office at 52-30 Pacific Concourse Drive, Suite 350, Los Angeles, California is also $300 per month. Use of this office space began March 29, 1999. Before that, the Company used 600 square feet of office space at 1750 Montgomery Street, San Francisco, California with fair market value of $300 per month from November 30, 1998 to March 29, 1999. Each amount is reflected as an expense with a corresponding credit to additional paid-in capital. Beginning February 1, 2000, Tech Capital Group began paying $300 per month each for the London and Los Angeles offices. See Note 6. Beginning August 1, 2000, no amount has been contributed or paid for rent, so the rent is being accrued.


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                            JANUARY 31, 2001

                    Net Loss Per Share          $ (0.01)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to October 31, 2000 no revenue and a net loss from operations of $(428,538). As of January 31, 2001 the Company had a net capital deficiency of $(57,038).

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


NOTE 6 - LOAN PAYABLE

As of January 31, 2001, Tech Capital Group has paid $32,350 of expenses on behalf of London Software Industries Inc. The president of LSI is a 10% shareholder in Tech Capital Group. Tech Capital Group will lend up to $65,000 to LSI upon request. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. LSI intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.


NOTE 7 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $25,000 for the three months ended January 31, 2001.

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


SUBSEQUENT EVENT

On March 20, 2001, the Company entered into an Acquisition Agreement with ICM Resource Limited ("ICM"), a facilities management company, for the purpose of acquiring ICM. Under the terms of the Agreement, the Company will undertake a 4 for 1 reverse split of its common and preferred stock. In consideration of the acquisition of all of the outstanding shares of common stock in ICM, the Company shall issue 13,500,000 shares of common stock to the shareholders of ICM in proportion to their percentage shareholding in ICM. The transaction and closing thereto is subject to the approval of shareholders of both companies. Subsequent to the closing of the transaction, control of the company shall pass to the shareholders of ICM.

ICM is a corporation duly organized and validly existing under the laws of the United Kingdom. ICM is a facilities management company which provides a print management solution to companies who wish to outsource the procurement and management or their print and print related items. Its services include design management, reprographics, paper management, print management and distribution. ICM also seeks to enhance its services to integrate print media with digital formats and to add Digital Content Management and Digital Asset Management to handle the delivery of print communications and media through digital transmissions.

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


Item 4.   Submission of Matters to a Vote of Security Holders

Subsequent to the execution of the Acquisition Agreement between the company and ICM Resource Limited on March 20, 2001, the company intends to submit to a vote of its security holders approval of the terms of the Acquisition Agreement and the transaction contemplated thereunder.


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


LONDON SOFTWARE INDUSTRIES, INC.
-----------------------------------
(Registrant)
Date: March 21, 2001

By: /s/ Alan Bowen
    --------------
    President