Form 10-K
period 2001-04-30
LONDON SOFTWARE INDUSTRIES INC
filed 2001-09-13
CIK 1080129

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10K

         Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               LONDON SOFTWARE INDUSTRIES INC.
     ----------------------------------------------------
    (Exact name of registrant as specified in its charter)


       DELAWARE                            13-4047693
       --------                           ------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

Chadwick House, Birchwood Park
Warrington, Cheshire, UK                     WA3 6AE
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number          +44 (0) 1925 846700
                                       -------------------

Securities to be registered pursuant to Section 12(g) of the Act:

           15,000,000    Shares of Voting Common Stock

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes   X       No

As of August 17, 2001, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
15,000,000 issued and outstanding
_

CONTENTS

Part I


Item 1.        Description of Business

Item 2.        Description of Property

Item 3.        Legal Proceedings

Item 4.        Submission of Matters to a Vote of Security
               Holders


Part II

Item 5.        Market for Common Equity and Related Stockholder
               Matters

Item 6.        Management's Discussion and Analysis

Item 7.        Financial Statements

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure


Part III

Item 9.        Directors and Executive Officers

Item 10.       Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12.       Certain Relationships and Related Transactions

Item 13.       Exhibits and Reports on Form 8-K

PART I

Item 1.   Description of the Business


HISTORY AND ORGANIZATION

LONDON SOFTWARE INDUSTRIES INC., (the "Company"), was organized in April 1997 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. The Company was originally incorporated to be a provider, developer and manufacturer of CD Rom software.

On March 16 2001 the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding share capital of ICM Resource Limited ("ICM"), a UK Corporation, which was incorporated on 1 July 1999. ICM is actively engaged in the business of print management solutions. Under the terms of the agreement London Software Industries Inc carried out a four for one reverse share split leaving 1,500,000 shares in issue and then issued 13,500,000 new shares to the shareholders of ICM Resource Limited.

London Software Industries Inc, is the parent company of ICM Resource, a print facilities management company. Our clients outsource the whole of their print buying function of their operation to us. We take on the role of principal in the purchase of printed material and then "sell" these items to clients. Clients no longer have to manage a direct relationship with a multitude of suppliers such as printers, designers, reprographic houses, paper merchants etc.

We operate in an extremely fragmented industry and are pursuing an aggressive growth and acquisition strategy to provide a bridged solution for traditional print and digital media content delivery. This consists of strategic acquisition and integration into our business model. We intend to acquire or invest in businesses, technologies, products or services that are complementary to our business.

We provide a print management solution to companies who wish to outsource the procurement and management of all their print and print related items, including design management, reprographics, paper management, print management and distribution. We intend to provide services to fulfill the increasing demand for the integration of print with digital media. Our offering is therefore expanding to include Digital Content Management and Digital Asset Management, which will manage the delivery of all the clients' communications through all digital media alongside print.

We will increase our offerings to clients by developing a system, which integrates printed media and digital formats. This will allow us to service clients total needs while achieving significant margin increase and client lock in.

With the provision of our additional services, our aim to become a leading provider of a complete end-to-end digital communications management service in Europe.

Strategic alliances with market leading software developers are providing fully developed and market tested 'best of breed' solutions. This gives us a formidable market advantage. Continual developments shouldenable us to maintain our market position, lock out competitors and further cement customer lock in. Among our current clients are market leading companies who use printed catalogues, brochures and direct mail as a means of communicating the value of their offering to their customers.

We will offer Management Services Provision (MSP) / Applications
Services Provision (ASP) solutions in 3 main parts:

* Management Information Systems (MIS) offering our clients workflow tools to manage the tracking of print production and proofing cycles

* The management and control of content to be used in marketing materials across all media, such as print, internet, digital interactive TV and all other digital channels

* The storage and delivery of digital assets, such as text, images and product data

"ASP revenues are increasing at a blistering compound annual growth rate that will propel them from $986million in 2000 to almost $24billion in 2005" (IDC: 'Worldwide ASP Forecasts and
Analysis, 2001 - 2005')

We intend to pursue a growth strategy based on maintaining our position as the market-leading innovator in our sectors by providing differentiated technology solutions for our customers and capitalizing on our extensive customer relationships.

In addition to benefiting from the expected growth in the business areas we serve, we intend to pursue the following growth strategy:

Acquire or invest in businesses, technologies, products or services that are complementary to ICM's core business to accelerate growth opportunities across a wide range of markets.

A combination of consolidation and vertical integration within a fragmented market will leverage our offering to an expanding customer base. Strategic acquisition targets will promote access to high profile clients, in new markets increasing the aggressive pace of consolidation.
Best of breed products and services. ICM intends to acquire additional products and services that will provide customers with an integrated value added single source package.
Integration of new technologies through strategic partnerships and acquisition rather than internal development reduces internal costs and time to market for new products and services.
Increase market awareness of ICM's products and services demonstrating how our capabilities and performance continually exceeds customer expectations.
Focus on technological and business process innovation for continual market advantage.
The European print market has been valued at $90.9 billion and is growing at 4% a year (British Association of Printers and Copy Centers 1999).

We manage the flow of product specific information and manage the printed communicative links between clients and their customers. We are increasingly becoming a strategic partner in 'mission critical' operational functions of our clients' businesses. The introduction of digital communication channels along side print will increase our strategic positioning within our clients' enterprise.

We buy and sell printed materials. Other than issues of commercial quality, there is a market price for each item produced and therefore printed material is often regarded as a commodity. We have removed the commodity, price sensitive nature of our offerings by combining traditional print management with added value customer services.

Printed materials are a means of communication not an end in themselves. As increasing methods of communication are introduced into the market place, such as internet, interactive TV, PDA's and XML the use of print will become one of many options. If clients need to go to a different supplier to use each channel, costs are increased while the impact of the intended message can be diluted.

If one supplier can manage the production and delivery of information across all channels, costs go down and impact goes up.

We are not a software company or an on line service provider. We are a facilities management company using latest technologies, as they develop, to offer clients added value service making it as difficult as possible for clients to look elsewhere. As we are providing a complete solution, competitors with too narrow a focus will find it increasingly difficult to compete.

The benefits to ICM clients of the integration of Print with Digital Media are as follows:

A reduction in the cost of communications across multiple media
A single point of contact for the project management of printed and on line publications promoting efficient communications and transparent reporting responsibility
A single cross-enterprise team for all concept, design and layout promotes a greater brand coherence and increased consistency of finished products, across channels
The digital re-purposing of content allows for a single repository of all digital content, securely accessed via standard Internet browser, reducing administration costs and increasing workflow productivity


Item 2.  Description of Property

The Company's administrative offices are located at Chadwick House, Birchwood Park, Warrington, Cheshire WA3 6AE, UK, and also at Suite 1600 One Rockefeller Plaza, New York, NY 10020. The Company's office in New York is approximately 400 square feet utilized as a base to explore and contact potential business transactions and to service the Company's US administrative needs. The United Kingdom office is approximately four thousand square feet and is also utilized as design studio, technology service centre and European head office.


Item 3.  Legal Proceedings

There are no legal proceedings pending at this time.


Item 4.   Submission of Matters to a Vote of Security Holders

On March 16, 2001, a special meeting of the shareholders of the company was held where it was proposed that the company acquire 100% of the outstanding share capital of ICM Resource Limited. A majority of the shareholders of the company voted in favor of the acquisition.

                           PART II

Item 5.    Market for Common Equity and Related Stockholder
Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. On April 30, 2001, there were approximately 150 holders of record of the issued and outstanding shares of Issuer's common stock. The Company, obtained 150 shareholders subsequent to the issuance of an initial issuance of shares upon its incorporation and a Regulation D 504 offering which was undertaken in January 1999. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock, however the company has applied to the NASD for listing on the OTC Bulletin Board.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Overview
Over the last year we have brought together a strong management team that, we believe, is capable of taking the Company forward through further periods of sustained growth. This preparation is reflected in the increase in general and administrative expenses.

We have placed significant resources in research and development in this period to develop and support our positioning prior to the implementation of our second generation services.

The last 12 months has been a period of growth in many areas of the operating functions within the business. We believe the increased levels of sales and gross profit are an accurate representation of our increased market penetration and our ability to communicate the value of our services. Our loss from operations is primarily caused by the fact that the Company has been developing its Digital Asset Management and Content Management platforms. We believe that the benefits to the profitability that these will bring, will become apparent during the coming fiscal year.

The results of the operations discussed below reflect the operations of ICM following the acquisition as discussed in Note
A to the financial statements. The 2000 period represents the period from July 1, 1999 to April 30, 2000.

Sales

Net sales for 2001 was $6,899,001, an increase of $3,740,800 over 2000 accounting period which was from 1 July 1999 until April 30 2000 representing a growth in sales of 118%. We gained a large number of new accounts and suffered the loss of only one major account, Nightingales through price competition.

Gross Profit

Gross profit for 2001 was $866,505, an increase in gross margin of $377,749 over 2000, representing a growth in gross margin of 77%. Gross margin as a percentage of sales was 12.6% which is a reduction from the previous year (15.5%) of 2.9%.

There was a short term drop in margin as we gained a high level of new business in 2001. Historically, new business generates a lower gross margin in the short term. This margin should then increases as the account relationship develops and our new services are introduced to the client.

We believe the introduction of our second generation services will enable us to win new business and increase the entry level margin of new accounts. Furthermore we believe we will be able to increase gross margins above historical levels for retained clients.

General and Administrative Expenses

During 2001 we incurred $3,000,597 in general and administrative expenses, as compared to $1,340,887 in 2000. This represented 43.5% of sales revenues in 2001, an increase of 1.1% over 2000 which was 42.5%. This increase is primarily due to the company preparing itself for the introduction of its second generation of services.
As part of our growth strategy, in September 2000 we relocated to new premises incurring one off costs in infrastructure, fixtures and fittings, network, IT, servers etc.
Included in general and administrative expenses were selling expenses. During 2001 we incurred $154,600 in advertising, promotion and marketing program expenses as compared to $32,538 in 2000. This represents 2.2% of sales revenues for 2001 compared to 1% of sales revenues for 2000, an increase of 1.2%.

In 2001 non-directors salaries were 12.7% of sales revenues as compared to 5.0% in 2000. This was a reflection of the extensive recruitment of suitably experienced managerial resources we require to progress our growth strategy over the coming 24 months.


Research and Development

Our research expenses, which are included in general and administrative, were significantly higher in 2001. The total cost for research to date is $435,000. This research has allowed us to select and define systems that will place us at the forefront of integrated print services within Europe. Our research has enabled us to develop relationships with technology partners who are providing us with our portfolio of branded second generation services. Through the implementation of our second generation services we hope to maintain and increase our position within the market.

Net Loss

Our net loss for 2001 was ($2,285,094), or ($0.15) per share basic and diluted, compared with ($906,778) or ($0.06) per basic and diluted share in 2000.

Liquidity and Capital Resources

To date, we have incurred significant and increasing net losses. We anticipate that we may continue to incur significant operating losses for some time in the event that our current business plan does not meet expectations. We have also incurred increasing research and development costs. The increase in research and development costs is a result of our increasing research activities in line with the development of our products.

We have an accumulated deficit of $3,191,872 at April 30, 2001, and negative working capital of $2,727,713 at April 30, 2001. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time if planned sales from second generation services do not occur. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our existence is dependent on our ability to obtain additional financing sufficient to allow us to meet our obligations as they become due and to achieve profitable operations.

During the year the Company undertook a number of initiatives to improve short term cash flows. This included:

* renegotiation of the payment terms on approximately $1.45m of accounts payable. As a result, one supplier (owed approximately $300,000) has agreed to let the Company defer the payment, whilst another is charging interest at 6% on the amount overdue rather than insisting on repayment of the capital. A third supplier has written off approximately $200,000 and has agreed to extend the credit terms for a further converted $350,000 whilst charging interest at 9%.
* conversion of an element of the parent company loan to preference shares
* factoring of debts
* waiving of profit-related bonus


We plan to meet our working capital needs in the coming fiscal year through organic growth of sales, and through the implementation of second generation services developed this year to the existing client base. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations. Additionally we intend to raise the necessary equity capital to finance our growth plan during the coming year.


We have insufficient relevant operating history upon which an evaluation of our performance and prospects can be made. We are still subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, lack of fully-developed products, failure of market acceptance, failure to establish business relationships, reliance on outside contractors for the manufacture and distribution, and competitive disadvantages against larger and more established companies. The likelihood of our success must be considered in light of the development cycles of new products and technologies and the competitive environment in which we operate.


The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.
Our limited operating history, including our losses, primarily reflect the operations of its early stage.

Before our operating plan can be effected, we will require additional financing. Furthermore, in the event our plans change or our assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated. Any additional financing may not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our business and operations would be materially and adversely affected.

Based on our operating plan, we are seeking arrangements for long-term funding through additional capital raising activities. The Company is actively reviewing various avenues to raise finance and we are currently visiting with and meeting a number of potential investors.



Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards
(SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization.

As permitted, the Company plans to adopt SFAS 142 during the first quarter ending July 31, 2001. Upon adoption, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $1,809 based on anticipated amortization for the year ending April 30, 2002.

Development of the Business

Up until March 16 2001 the Company was a development stage company and its principal business purpose was to locate and consummate a merger or acquisition with a private entity engaged in the CD Rom software industry.

On March 16 2001 the company entered into an agreement to acquire 100% of the issued and outstanding stock of ICM Resource Limited. ICM Resource Limited is a print facilities management company. Our clients outsource the whole of their print buying function of their operation to us. We take on the role of principal in the purchase of printed material and then "sell" these items to clients. Clients no longer have to manage a direct relationship with a multitude of suppliers such as printers, designers, reprographic houses, paper merchants etc.

We operate in an extremely fragmented industry and are pursuing an aggressive growth and acquisition strategy to provide a bridged solution for traditional print and digital media content delivery. This consists of strategic acquisition and integration into our business model. We intend to acquire or invest in businesses, technologies, products or services that are complementary to our business.

ICM Resource Limited have spent the last two years developing an integrated print and digital content management solution. The development of this solution has involved expenses in the following areas:

* set up of the internal infrastructure and systems
* upgrading of internal hardware systems to facilitate the solution
* relocation to provide space for personnel and systems
* recruitment of development staff
* market research and analysis
* development of our unique software solution
* licence agreements with third party software developers

ICM Resource Ltd will capitalise on its unique solution with a focused sales strategy without the need for further expense on capital equipment or development. The plan to roll up a highly fragmented industry and integrate our solution into new acquisitions and their client base will greatly enhance the offering and increase gross margins.



ICM Resource Ltd goal is to take a traditional manufacturing industry and redefine it in today's digital age, bringing it into line with customers expectations.

We will increase our offerings to clients by further developing the system, which integrates printed media and digital formats.
This will allow us to service clients total needs while achieving significant margin increase and client lock in.

To take the traditional print management proposition and with the use of Content and Digital Asset Management Technology, centralize and manage the delivery of all of our clients communications, through printed and digital media. The provision of existing services gives us the opportunity to build relationships based upon customer service and trust with an offering clients can understand and evaluate. This relationship is expanded to include services that offers a return at dramatically increased margins and increases clients' dependency upon us as a service provider. It is the integration of print media with digital formats that is driving the strategy. A strong ethos of continual innovation provides opportunities to expand added value services promoting a position of competitive advantage.

We are offering a solution that addresses clients current and future needs without extensive investment in technology and personnel by our clients. Ultimately we will be responsible for the capture, storage and distribution of client's digital media and brand assets.

The market for printed materials is changing. We have an opportunity to take advantage of these changes and do not have the pressure of financing expensive capital equipment thereby, we believe, reacting to changes in market dynamics earlier and quicker than our competition.

We continue to carry out extensive research in overseas markets, in particular the USA, to ensure our business model is aligned well with that of clients and the management team are aware of innovations available, ahead of European competitors. With enhanced market recognition of the value of our business through a proposed public listing, we expect to be better positioned to pursue strategic acquisitions to grow our business.

Products and Revenue Streams

Our revenues to date have been derived from the development and marketing of innovative facilities management services, initially based upon established corporate print communications management. Revenues will continue to be generated from the provision of printed materials for the next 36 months. However as digital marketing channels gain increasing acceptance we believe our integrated approach to print and digital media will increase our market share.

Portfolio of Services

* Print Management Services
     Repro Graphics
     Paper Purchase
     Print Placing and Management
     Quality Control
     Mailing
     Fulfilment

* The Management of Integrated Creative Services
     Complete Design Offering for Print and Digital Media

* Web Management Services
     Site Management
     Electronic Catalogue and Content Management
     Site Analysis and Profiling
* Second Generation Services
Tracker
     On-line job status reporting system

Procurement
     On line re-ordering system for low end printed materials such as business cards, stationery and brochures that need minimal amendments prior to re-print

Content Management Services
     The management, control and delivery of brand and product related assets into working documents such as catalogues, brochures, point of sale material, internet pages and other digital communication channels

Digital Asset Management
     The enterprise level management control and distribution of brand and product related images, text, logo's, video and sound files

Active Archives
     Data is made available to clients (or their suppliers) from extensive on line or near to line archives that can be made ready for print, writing onto portable storage, such as compact disc, or made available "on-line" to download through standard internet browsers.

Management Service Provision (MSP) & Application Service
Provision (ASP)

Western Europe represents an emerging opportunity for ASP and MSP. ASP revenues will soar from $93million in 2000 to more than $5.7billion in 2005, representing a 128% compound average growth rate. 'It's generally accepted that software as a service concept will become the accepted delivery' (IDC: ' Worldwide ASP Forecast and Analysis, 2001-2005')

The delivery of our second-generation services via an MSP/ASP model offers cost savings for clients who understand the principles of outsourcing and aim to reduce internal costs, increase operating margins and re-focus on core shareholder values.

Customer Profiles

We will maintain our offering compatible to our existing client profile, but will supplement this with clients that have a requirement for a "full-service" proposition and not simply the stereotypical "design, print and repro management". We are already successfully targeting organizations that use printed catalogues, direct mail or brochures to communicate with their customers. For our second generation of services - the Content and Digital Asset Management Services - our customer profile diversifies into two main types:

Type A - Medium and large sized companies that use essentially printed materials as their method of communication with their customers, such as a holiday and travel company. This type of customer is looking to improve the effectiveness of their communications to their markets, at the same time as reducing their costs. New technology being applied to the process of producing printed materials, together with our expertise and experience are the elements of "added value" we bring to this type of client, which aims to ensure the client's objectives of improved effectiveness as well as cost efficiency are achieved.

Type B - Multi-national corporations that need to manage not only their brand assets across a global market place, but also the integrated delivery of content across multiple marketing channels, from traditionally mailed printed communications to point-of-sale promotions and from broadcast media communications to the internet. Maintaining consistent brand coherence on a global scale, when utilizing such a multitude of marketing communications channels, will be the main element of valuable service that we can offer this type of client.

Media Integration

Print/Web Affinity

Many of our clients experience a direct relationship with the end user of their products and print is still their most direct means of communicating with customers.

We believe there is a growing trend for the mail order buyer to use a printed catalogue to decide on what to buy, and then to use the Internet site to action the purchase. Print is physically easier to read than computer based web pages and the consumer is gaining in confidence in the security of internet purchases.

We believe that buyers who use catalogues to assess the value of goods are increasingly inclined to access the internet sites of the catalogue provider. The environment they discover will dictate how they react. They will need to feel immediately comfortable, recognizing the organization of the layout and understanding the format as a continuation of the printed material they are used to seeing.

We believe that the best company for managing the internet environment is the same company that is currently managing the production and delivery of the printed material.

"The stronger the affinity between an offering made in print and that of the same offering through an internet e-commerce site dramatically increases the likelihood of interest being converted to a purchase." (British Telecom 2000)

Activity Tracking

The ability to analyze the response to a printed catalogue is limited to what has sold. The ability to analyze the response to a catalogue that resides on the Internet is far more extensive. Activity of a prospective customer through an Internet site can be tracked down to the most popular pages, products and routes through the site. It is possible to assess what has been viewed by the visitor, but not purchased.

Site activity generates data about individual's interests and abilities. The Customer Relationship Management system (CRM) responds with the targeting of specific individuals with specific products based on activity history and customer profile. An Internet presence is the most cost effective medium for an organization or national mail order or publishing venture to enter into a global market. The activity of visitors to the site gives a realistic indication of interest in other geographical markets prior to further investment.

The benefit to our clients of integration of Print with Digital
Media is:

* A reduction in the cost of communications across multiple media.

* Increased consistency of finished product, both printed and Internet resident, creating higher communicative value of the clients offering.

* A single point of contact for the project management of printed and on line publications promoting efficient communications and transparent reporting responsibility.

* A single cross-enterprise team for all concept, design and layout promotes a greater brand coherence across channels.

* With activity tracking, content becomes increasingly relevant to the reader, continually improving the focus to customer interest of future publications.

* The digital re-purposing of content allows for a single repository of all digital content, securely accessed via standard
Internet browser, reducing administration costs and increasing workflow productivity.

ICM Services

We currently provide Print Management Services, as described below, to an existing customer base of companies who use catalogues, direct mail and brochures as a means of communicating to their customers. Services are priced on a job by job basis, with continual price comparison to competitors.

We have an enviable reputation for quality and service but margins are restricted as print is regarded as a commodity.


We believe that the demand for the integration of the delivery of printed materials with innovative digital media is gaining pace as customer acceptance of digital formats, such as the Internet, increases. As a response to this our operating model has been enhanced to include Content Management (Nucleus), Digital Asset Management and Internet Management Services

Web Management Services

We have the technology, management resources and strategic planning capabilities to create successful Internet channels to support clients existing markets, while ensuring they have the flexibility to take full advantage of future market dynamics. The conversion of printed materials to digital formats enables clients to communicate through innovative digital media as and when their customers are ready, through Web, Interactive TV and WAP.

We are introducing our existing clients to new services:

* Electronic Catalogue Publishing
* Cross Media Content Development and Management
* E-commerce platforms
* Internet Strategy Consulting and Management


Second Generation Services

1. Clients provide us with a brief, e.g. product catalogue for a high street retailer two versions one for print and the other the Internet.

2. Content is entered into a central framework in Nucleus using predefined rules as agreed with the Client.

3. The delivery of printed materials and Internet resident content is managed centrally.

4. The Customer Relationship Management system (CRM) records and analyses the activity on client's websites. At this point we makes recommendations to the client on amendments to the content of the website and the next printed catalogue.

5. The Assets (graphics, text photos etc.) that are combined to make up content are centrally stored, in the Digital Asset
Management System.


MIS (Management Information System) is the organization of the business, providing controlled internal workflow of the production process. Part of the MIS evaluates supplier competencies and prices for each print job, giving the ability to calculate costs in seconds, a major competitive advantage.

The links to our clients are strengthened by two added value services:

Tracker - an on-line job status reporting system.

Procurement - an on-line re-ordering system for printed materials such as business cards, stationery and brochures that need minimal amendments prior to re-print.

These automated services do not directly generate revenue, but are intended to make it as easy as possible for clients to do business with us, while reducing the time our production personnel spend on non-core or low margin issues. The majority of revenue is derived from the purchase and sale of printed materials. The two automated added value services Tracker and Procurement do not take the company "on-line". They add value to our offering, increasing customer services and help differentiate us from our competition.

Customer activity on web resident catalogues gives far more information, directing the nature of future content of both printed and web resident catalogues. Customer Relationship Management Software (CRM) tracks activity on client's web sites.

The CRM module gives extensive information to us on the activity on our client's websites. This information can be provided to our clients; in the form of recommendations on the direction future content should take in print or on the web. There is no direct revenue model attached to the reporting of site activity, although this could be reviewed. This service is part of the competitive advantage.

Content Management System

Nucleus manages content (content is a combination of assets such as text, photography and graphics) and the relationships that exist between assets. In a catalogue products may be described by means of a small amount of text, a photo, logo graphics and a price. This is grouped together as content. The grouped content (describing a product) may be placed on a page in several locations such as a web page on an internet site, a printed catalogue, an advert to be placed in trade press, several small brochures, fliers etc.

Nucleus provides a central repository for the content. If the photo needs to be updated, it is a lengthy and costly process to update across all media individually. With the use of Nucleus, the photo can be changed once. This automatically replaces all the occasions that photo appears across all media.

With the use of Nucleus, the production time and cost of, layout and design of new catalogues and brochures is reduced compared to traditional production workflow. Content can then be pushed to multiple channels for delivery to print, internet and all other digital channels.

The approved work can be sent to a commercial printer in a digital format ready for print and placed in Internet pages simultaneously. We believe the ability to offer these services will provide us with substantial competitive advantages over separate print and web service providers.

Digital Asset Management

Digital Asset Management (DAM) takes the process a stage further.
Digital Asset Management is a highly sophisticated storage and retrieval system for digital assets of any type (photos, text, video, sound, graphics etc.).

As our customer base increases and the number of assets under our management expands, DAM will be introduced to manage the storage and delivery of our clients' assets. The use of DAM introduces a further group of service capabilities.

Active Web Archiving - Data can be made available to clients (or their suppliers) from extensive "on line" or "near to line" archives that can be made ready for print, writing onto portable storage, such as compact disc, or made available "on line" to download through standard internet browsers enabling the following ;

* A publisher of industry specific magazines can offer content from a back catalogue of publications, at a higher level of subscription charges, to readers of the magazines and track the usage.

* A multi-national global corporation can make specific data (logos, text, video, training manuals) available to employees anywhere in the world. These items can be combined and delivered in any format. Multi levels of security access can be introduced.

At this point, we would be managing the storage and delivery of clients' valuable brand assets and the means of communication across all media platforms within the clients' organization and with clients' customers.

Technology

The technology being used and that is being developed for the ICM
Resource Ltd solution is based on an integrated view of the entire print procurement and manufacturing process along with the integration and aggregation of content.

At present the Content Management System is housed internally with a view to be hosted externally within the next three months. This system is being migrated from Mac Os to Sun Solaris using SQL database, Apache web server and Adobe Abrobat. Customers can use standard internet browsers to access the database along with proprietary software that allows the integration of the Quark Xpress page layout package upon completion of page layouts.Adobe pdf files are generated for client approval and subsequent printing. An XML file is also produced from this final information, this is used to 'drive' a clients website.

Future development will see the availability of online print procurement and tracking, along with an enterprise level Digital Asset Management system. This is all based on the Sun Solaris platform utilizing Oracle, Ariba and Enterprise Java Beans.

Both solutions will be offered using ASP and/or MSP as delivery models.



Technical Overview

1. To allow growth and integration into future systems and future business concept innovations, the base architecture is as 'open' as possible.

2. To offer specific user interfaces for clients that intelligently switches, based upon security and business rules, using applications that lend themselves, at the very least to the web, supported and eventually superseded by web specific applications.

3. To provide middleware data integration that seamlessly moves data objects from and within object based relational databases, offering reusable digital assets on 24/7 servers that have virtually zero downtime.

Alliance Partnerships

AO International

Founded in 1993, AO International became a supplier to the publishing market in June 1996 following an agreement with Scitex for the CataLogic client-server based publishing system and the P.INK Press editorial and advertising system for newspapers and magazine publishers. The company aim is to bring a fresh approach to today's publishing market in Europe. Its principal areas of operation revolve around newspaper and magazine publishing as well as catalogue and advertising campaign management.

AO International is based in Brussels, Belgium and has a core management team who all came from Scitex Europe. The alliance between ourselves and AO International, providing our own brand content management system (Nucleus) will allow us to centrally manage clients Catalogues, Brochures, Point of Sale and other advertising campaigns. This application of Nucleus is not restricted to print based solutions but will allow websites to be dynamically updated with the same information used to produce the printed solution.

Initially AO International was seen to be a service provider, but the ability for ourselves and AO International to work much closer together has become more appealing. We will be offering Nucleus as an ASP to our clients and within our MSP services. This will give us inroads into new clients that would not be available without Nucleus. AO International have a world class enterprise level product and technical services team, but lack the sales and marketing resources to communicate the value of their offering. AO International have had limited success in selling their systems as it is seen as a partial solution.
We have an exclusive agreement with AO International to re-brand their solution and offer content management as an MSP/ASP solution to the Global market place. The Nucleus Content Management System can be sublicensed into any territory globally or to any third party.

Liquidity and Capital Resources
Sales and Marketing

Our routes to success are:

* By remaining permanently ahead in the technology market, ICM will consistently provide added value to our clients by "de-commoditising" this commodity-based market.

* This will consequently reduce the ability of the competition to compete directly, as well as leading clients to become increasingly dependent upon ICM.

* Facilitate the establishment of mutually beneficial secure contracts of between 2 and 5 years.

* Exploiting our access to new clients, exposed to our services through acquisition, consolidation and vertical integration of a fragmented market.


Structured Sales Planning

ICM are maximising opportunities within the existing client base by ensuring that we sell all the available services, and not simply one element. This will then ensure maximum revenue is achieved from existing clients alongside targeting new clients or launching new products.

ICM target new clients who have similar requirements to our existing client base. We will then market our expertise and experience to replicate our success with new customers. ICM is successfully targeting organizations that use printed catalogues or brochures to communicate with their customers. These companies are generally owner-managed, and do not employ a print-buyer. ICM will maintain its offering compatible to its existing client profile, and will supplement this with blue-chip corporate clients, that have a requirement for our "full-service" proposition and not simply the stereotypical "design, print and repro management".

From our experience and established success from working within the print industry, we are also able to highlight those markets that we know offer viable business opportunities, both in terms of product fit and of prospective revenue. As clients become increasingly dependent on ICM for the management of internal and external communications, ICM will be able to work towards formal "lock-in" with our clients, through the establishment of mutually beneficial secure contracts of 2-5 years.

Sales

It is our opinion that we will be able to achieve sufficient market share, brand recognition and revenues to fulfill the sales budgets in our financial forecasts.

Sales Support

As reinforcement for all sales and marketing activities, we shall be producing sales aids to support the sales function, including
Corporate Brochure, PowerPoint Presentation, CD-ROM and Spin
Cards, website and Screen-Savers.

Corporate Brochure - Produced as a door-opener to encourage a positive response to follow-up sales calls and direct mail campaigns in limited numbers for immediate follow-up.

PowerPoint Presentation - To be produced as a generic presentation to reside on each employee's laptop, for the sales team to use during an initial sales visit with a new client. This will strengthen our brand identity, and will expand upon the corporate message to provide information on the entire proposition, by detailing the products and their potential benefits to the client.

Screen Savers - To be designed as an expanding suite of screen-savers that can easily be downloaded from our website.

CD-ROM and Spin cards - To be created as a tool to be left with a client after an exploratory meeting. Its purpose will be to expand upon those areas treated in the PowerPoint presentation, in a format that will allow the client to look into the features of each product and assess the benefits for them and their organization. The ICM logo can be uploaded as an icon onto the recipients desktop, for a direct link to our website.

Sales Database - A contact sales database is being used that has proved an invaluable tool for the external sales team and the internal sales support and marketing teams. Up-to-date contact details, historical enquiries, quotes and jobs details, corporate information and activities are all comprehensively recorded, together with required activities with due-dates and alarms. We envisage 'upgrading' this to a complete CRM system; Siebel Mid-Market has been identified in this area.

Website - A corporate information portal, as an expansion to the brochure and branded accordingly. Available services with features and benefits will be detailed with a demo. Key personnel will be listed, as well as historical and current PR-related items. The site will be a gateway for customers to access our internet services and will be fully interactive.

Supplementary Documentation - A product portfolio document will be produced, with all products' features and benefits detailed as individual documents that can be bound together as a customized document. Customized quotations will be generated, to be issued as a complete "presentation document", ensuring that the entire proposition is clearly defined.

Direct Mail - Direct mail campaigns will be implemented to develop our database of prospects and improve our understanding of their needs.

Public Relations

The PR function will be focused on driving corporate brand awareness within the various industry sectors:

* To support acquisitions and shareholder values
* Target markets for client acquisition and retention
* City/financial markets

For corporate positioning, we will be investigating opportunities to raise awareness of our proposition as "the Integrated
Communications Management Specialists"

These will include :

* Industry media
* Conference/Speaking opportunities
* University and Industry Award Schemes

Educational Seminars Running educational events targeted at senior decision-makers from a combination of established and prospective clients to ensure that we attract a mix of existing clients, prospective clients. We expect to present to an audience of approximately 20, invited specifically by ourselves to attend a session of "How To Benefit From Integrated Communications Management.

Marketing

It is our intention:

* To build on existing brand recognition
* To efficiently communicate our deep understanding of the market and how our new products and services can aid our customers to cut costs, save time and increase productivity.
* To formulate, implement and control detailed marketing campaigns to ensure delivery of high value returns against targeted expectations.

Manufacturing
We have continually sourced "preferred" suppliers from industry knowledge and on site accreditation visits undertaken by our Quality Assurance Team.

We work with suppliers who have proven track record in the market place with specific products or facilities. Successful suppliers have demonstrated a corporate culture of providing excellence to their customers. Successful partnership with our suppliers has enabled us to provide a seamless product type and market sector supply chain.

Included in the preferred suppliers list are the leading European printers and medium sized companies all of whom provide an outstanding service. Geographic considerations, together with manufacturing excellence, have played a part in supplier accreditation. We are independent and therefore production resources are virtually unrestricted.

Our relationship with suppliers has removed unnecessary costs from our suppliers price by compiling an internal pricing matrix, based on the suppliers price for specific work. This matrix is updated on a regular basis depending on prevailing market conditions and supplier's capacity.

By removing these costs from the supply chain we have a platform to obtain discounts on a volume or retrospect basis and gain further margin and additional competitive advantage. Each supplier is provided with a Suppliers Manual that dictates the level of service required as well as a user guide to the procedures and systems operated to assure excellence.

To ensure compliance to the requirements for quality control, procedures have to be followed and we receive evidence that these have been complied with. Additionally the Quality Assurance team visits the manufacturing site to oversee the process on any large production run.

We continually monitor quality control procedures with the ongoing supplier evidence and site visits, refining the "ICM
Quality Standard" our tool for continued excellence.
Research and Development

The use of technology within the printing sector has moved at a rapid pace within the last 3 years, with wide adoption of new and leading technologies. This has allowed in some cases companies which where previously separate from their clients world to become integrated in to clients processes and information flow that streams from clients.

Continual research is required to cover infrastructure, technology and business processes allowing us to move ahead and maintain competitive advantage within these areas.

The ability to constantly monitor job status, order product and get quick on-line quotes has become, and will in the future, play a larger part within the field of print and especially in print management. The manipulation, control and re-use of digital information, or digital assets is becoming of greater importance to all companies. There is a constant need to verify that assets are displayed correctly, accurately and within the correct media.

Having had clients request advice within these fields and recognizing the potential growth area within the market, we started to discuss what our system should be capable of achieving. Some of these criteria included: the ability to procure print on line, re-order print, check product status, integration of campaigns across all media types (both present and future), multi-platform access to assets, controlled access to assets, ease of use and the ability to manipulate assets 'on the fly'. These criteria represent only a proportion of the total requirements and desires that our clients and we identified.

It was concluded, as various systems where investigated and benchmarked against each other, no one system would allow us the necessary flexibility or supply a total solution. So a 'best of breed' integrated model was devised where print management, e-procurement, job/status tracking would be one 'module'; with the ability to control content of print, websites and other digital media another. In devising this strategy it was noticed that a potentially large number of assets would be necessary meaning that an additional Digital asset management system would be required; this would then give us a rounded and balanced offering for our clients.

A short list of companies within there relevant fields (Management Information Systems, Digital Content Management, Digital Asset Management) was drawn up and each investigated. It was decided that to make this as comprehensive as possible companies in both the US and Europe needed to be considered. Once final candidates where identified, further detailed conversations took place with the management of these companies to ascertain their willingness and ability to partner and provide all necessary future assistance.

The total cost for this research to date is $435,000.
This research has allowed us to select and define systems that will place us at the front of integrated communications systems within Europe. The development of enhancements and new modules being written in partnership with these companies means we hope to maintain/increase our position within the market.

But the need to maintain technological advantage over our competitors and not lose market position due to developments in technology means that we intend to spend up to 20% of funds raised in continued development.

Print Industry Overview

The European print market is estimated to have a value of GBP62.7 billion and growing. The UK market is estimated by BAPC to be growing at 8.5% over the next 4 years to a value of GBP14.45 billion. ICM are initially aiming for a one per cent share of the UK market, which would generate revenue of GBP140 million. The integration of print with innovative media is a driving strategy. The offering is relevant to every major company in Europe, from retail to travel, from FMCG (Fast Moving Consumer Goods) through to financial services.

Market Demand and Risks that can effect demand

Smaller companies who are looking for rapid expansion increasingly outsource non-central functions as a necessity for rapid growth. Larger companies are now taking on these values. For companies who come under pressure of constricting markets and reduced margins, the outsourcing of non-core values becomes increasingly relevant. Our sales forecasts represent such a small % of the available market that the assessment of demand, and the risks likely to change that demand are on a global scale. It is deemed inconceivable in our opinion, for the international business community to no longer communicate with their customers by means of print.

Item 7.   Financial StatementsFinancial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
London Software Industries Inc

We have audited the accompanying consolidated balance sheets of London Software Industries Inc as of April 30, 2000 and April 30, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the period from July 1, 1999 (date of incorporation) to April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of London Software Industries Inc as of April 30, 2000 and April 30, 2001, and the consolidated results of their operations and their cash flows for the period from July 1, 1999 (date of incorporation) to April 30, 2000 and the year ended April 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,285,094 during the year ended April 30, 2001 and, as of that date, the Company's current liabilities exceeded its current assets by $2,727,713. These factors, among others, as discussed in Note D to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON


Manchester, England
August 17, 2001

                 LONDON SOFTWARE INDUSTRIES, INC.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
        FOR THE YEARS ENDING APRIL 30, 2001 AND APRIL 30, 2000

                                    For the Year  For the Year
                                       Ended          Ended
                                   April 30, 2001 April 30, 2000
                                  ------------------------------
ASSETS
Current Assets
 Accounts receivable, net of allowance
  for doubtful account of $33,900
  and $9,575                          $882,360       $ 715,107
 Inventories                            40,215          65,011
 Prepaid expenses and other assets      65,420          69,418
                                      ---------       ---------
  Total Current Assets                $987,995       $ 849,536

Property and equipment - net           190,531         147,727

Other Assets                             1,789          13,692
                                      ---------       ---------
Total Assets                        $1,180,315      $1,010,955
                                     ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Bank overdraft                     $   60,798      $   99,950
 Loan notes payable to banks                 -           5,158
 Accounts payable                    2,398,282         747,788
 Due to Parent Company                 496,971         370,337
 Accrued liabilities and customer
   deposits                            759,657         551,213
 Current maturities of obligations
   under capital leases                      -         118,020
                                     ----------      ----------
                                     3,715,708       1,892,466

Other Liabilities
 Long term debt                         32,350               -

STOCKHOLDERS' DEFICIT
 Common Stock, $.001 par value,
  Authorized 25,000.000 Shares;
  Issued and Outstanding 15,000,000
  and 1,000 Shares                      15,000           1,565
 Additional Paid in Capital            484,067               -
 Accumulated deficit                (3,191,872)       (906,778)
 Accumulated other comprehensive
  income                               125,062          23,702
                                     ----------      ----------
 Total Stockholders' Deficit        (2,567,743)       (881,511)
                                     ----------      ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)      $1,180,315       $1,010,955

The accompanying accounting policies and notes are an integral part of these financial statements.


                 LONDON SOFTWARE INDUSTRIES, INC.
                  (A Development Stage Company)
                CONDENSED STATEMENT OF OPERATIONS
      FOR THE YEARS ENDED APRIL 30, 1999 AND APRIL 30, 2000
     AND FROM DECEMBER 31, 1996 (INCEPTION) TO APRIL 30, 2000

                                          For the Year
From
                                             Ended
Inception to
                                         April 30, 2001  April
30, 2000
                                         --------------
--------------
Net Sales                                $6,899,001
$3,158,201

Cost of goods sold                       (6,032,496)
(2,669,445)
                                         -----------
-----------

Gross profit                                866,505
488,756

General and administrative expenses      (3,000,597)
(1,340,887)
                                         -----------
-----------

Loss from operations                     (2,134,092)
(852,131)

Interest expense                           (151,002)
(54,647)
                                         -----------
-----------

NET LOSS                                $(2,285,094)     $(
906,778)
                                         ===========
===========

Net loss attributable to common shares  $(2,285,094)     $(
906,778)
                                         ===========
===========
Net loss per common share
 Basic and diluted                      $     (0.15)     $
(0.06)
                                         ===========
===========
Weighted average common shares
 outstanding                             15,000,000
15,000,000
                                         ===========
===========

The accompanying accounting policies and notes are an integral part of these financial statements.

                 LONDON SOFTWARE INDUSTRIES INC.
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS
             FOR THE YEAR ENDED APRIL 30, 2000 AND
      FROM DECEMBER 31, 1996 (INCEPTION) TO APRIL 30, 2000

                                          For the Year       From
                                             Ended
Inception to
                                         April 30, 2001  April
30, 2000
                                         --------------
--------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                                 $(2,285,094)    $
(906,778)
Foreign currency translation adjustment       25,067
22,307
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
  Depreciation and amortization              100,330
55,326
  (Gain)/loss on sale of property and
     Equipment                               (16,893)
8,109
  Changes in:
     Receivables                            (239,306)
(715,107)
     Inventories                              19,229
(65,011)
     Prepaid expenses and other                8,868
(69,418)
     Accounts payable                      2,075,230
747,788
     Accrued liabilities and customer
        deposits                             681,597
734,146
                                          ------------
-------------
Net cash provided by/(used in)
     operating activities                    369,028
(188,638)

Cash flows from investing activities:
  Bank overdraft                             (39,152)
99,950
  Net repayments/borrowings of loan           (4,716)
5,158
  Payments on obligations under
     capital leases                         (107,914)
(41,950)
  Net (repayments)/receipts on factored
     receivables                             (98,317)
187,404
                                          ------------
-------------
  Net cash (used in)/provided by
     financing activities                   (250,099)
250,562
                                          ------------
-------------
  NET INCREASE IN CASH                         8,559
 0

EFFECT OF EXCHANGE RATE CHANGES ON CASH       (8,559)

Cash, beginning of period                          0
 0

Cash, end of period                          $     0         $
 0
                                          ============
=============
Supplemental cash flow information:
 Cash paid for interest                     $149,301         $
53,219
                                          ============
=============

Non-cash information:
 Conversion of debt into common stock       $387,667         $
 -
 Equipment acquired through capital leases         -
159,970

The accompanying accounting policies and notes are an integral part of these financial statements.

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
$(335,350)$( 38,850)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

London Software Industries Inc. ("the Company") conducts its operations through its wholly owned subsidiary , ICM Resource Limited ("ICM"), located in the United Kingdom. ICM is a facilities management company which provides a print management solution to companies who wish to outsource the procurement and management or their print and print related items.

1. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICM.

On March 16, 2001, the Company, a non-operating company with 1,500,000 common shares outstanding, acquired 100% of the outstanding common stock of ICM, a company incorporated under the laws of the United Kingdom ("the Acquisition"). The Acquisition resulted in the owners and management of ICM having effective operating control of the combined entity.

Under accounting principles generally accepted in the United States of America, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by ICM for the net monetary assets of the Company and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" the Company, are those of the "legal acquiree" ICM (i.e. the accounting acquirer).

Accordingly, the consolidated financial statements of the Company for the year ended April 30, 2001, and for the period from July 1, 1999 (date of incorporation) to April 30, 2000, are the historical financial statements of ICM for the same periods adjusted for the following transaction contained in the Share Exchange Agreement executed at consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable effects were that the Company acquired all of the outstanding shares of common stock of ICM in exchange for 13,500,000 shares of newly issued common stock of the Company. The common stock in addition to the existing Company shares outstanding, collectively resulted in the recapitalization of the Company. Earnings per share (EPS) calculations include the Company's change in capital structure for all periods presented.


2. Revenue Recognition

The Company recognizes income when products are shipped.

3.   Inventories

     Inventories consist primarily of raw materials, work-in-process, and finished goods and are carried at the lower of cost (first-in, first-out method) or market value.


4.   Property and Equipment

     Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the assets' estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

Office furniture and equipment     3 - 10 years
Vehicle                            3 - 4  years

5.   Income Taxes

     The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting purposes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

6.   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern (Note D).

7.   Net Loss Per Common Share

     Net loss per common share, basic and dilutive, has been computed using weighted average common shares outstanding. The company has no potential dilutive securities.


8.  Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards
(SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization.

As permitted, the Company plans to adopt SFAS 142 during the first quarter ending July 31, 2001. Upon adoption, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $1,809 based on anticipated amortization for the year ending April 30, 2002.


NOTE B - INVENTORIES

     Inventories consist of the following at April 30:

                                    2001            2000

Raw materials                $     28,602      $        -
Work in progress                   11,613          65,011
                              ------------     -----------
                             $     40,215      $   65,011
                              ============     ===========


NOTE C - PLANT AND EQUIPMENT

     Plant and equipment consist of the following at April 30:


                                    2001            2000

Office furniture and equipment  $  248,726      $  47,833
Vehicles                                 -        121,890
                               ------------    -----------
                                   248,726        169,723

Less accumulated depreciation
   and amortization                (58,195)       (21,996)
                               ------------    -----------
                                $  190,531      $ 147,727



NOTE D - BASIS OF PRESENTATION AND REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates ICM's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $3,191,872 at April 30, 2001, and negative working capital of $2,727,713 at April 30, 2001. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. ICM's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.
ICM's limited operating history, including its losses, primarily reflect the operations of its early stage.

The Company requires additional capital principally to meet its costs for the implementation of its business plan. Should the Company's business plan not work then it is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.

During the year, the Company undertook a number of initiatives to improve short term cashflows, including renegotiating payment terms with a number of key suppliers, converting an element of the parent company loan to preference shares and factoring some of the accounts receivables.

Based on our operating plan, we are seeking arrangements for long-term funding through additional capital raising activities. The Company is actively reviewing various avenues to raise finance and we are currently visiting with and meeting a number of potential investors.


NOTE E - LOAN PAYABLE

     The retiring president of the Company is a 10% shareholder in Tech Capital Group ("Tech"). During 2001, Tech loaned $32,350 to the Company, and has made available a further $32,650 if requested by the Company. The loan is not due before April 30, 2002.


NOTE F - AMOUNTS DUE TO PARENT COMPANY

     As at April 30, 2001 the company owed $496,971 to Ci4Net.com
Limited, the ultimate parent company. This loan is repayable on demand.

NOTE G - PROVISION FOR INCOME TAXES

     Due to the continuing losses, the company does not have any taxable income and accordingly no tax expense has been recorded.

                                   2001           2000

Current tax expense            $        0     $        0

Deferred tax assets (liabilities)
 Tax loss carryforward            426,253     $  177,661
 Other                                  0              0
                              ------------   ------------
                                  426,253        177,661
Less valuation allowance         (426,253)      (177,661)
                              ------------   ------------
    Net Deferred tax asset     $        0     $        0
                              ============   ============


The Company has available for carryforward approximately $1,420,000 of income tax losses. A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, a full valuation allowance is recorded against these deferred tax assets.


NOTE G - COMMITMENT

The Company rents office space under operating leases that expire through 2010. Rent expense under these leases was $107,000 in 2001.

Future minimum lease payments on the leases are as follows
(thousands):


Year ending April 30,

       2002                  94,477
       2003                  81,356
       2004                  81,356
       2005                  81,356
       2006                  81,356
    Thereafter              267,796
       2007

      Total              $  687,697


NOTE H - FACTORING OF DEBTS

The company has entered into an agreement to sell, on an on-going basis, certain receivables subject to the terms of the agreement. As the credit risk of these receivables remain with the company, this arrangement is accounted for as a loan securitized. The company is permitted to receive advances of up to 60% of the receivables sold to the lender. At April 30, 2001, $73,038 had been borrowed from the lender which is included in current liabilities

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

There have been no disagreements with accountants on accounting and financial disclosure matters.

On August 10, 2001, Graf Repetti & Co LLP and the Company agreed to the resignation of Graff Repetti & Co LLP as independent public accountants of Registrant.

The reports of Graf Repetti & Co LLP on the financial statements of the Company for the past year contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

The Registrant's Board of Directors participated in and approved the decision to change independent accountants.

In connection with its audits for the most recent period and through August 10, 2001, there were no disagreements with Graf Repetti & Co LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure,, which disagreements if not resolved to the satisfaction of Graf Repetti & Co LLP would have caused them to make reference thereto in their report on the financial statements for such years.

During the two most recent fiscal years and through August 10, 2001, there were n o reportable events (as defined in Regulation
S-B Item 304(a)(1)(vi)).

The Company engaged Grant Thornton as its new independent accountants as of August 17, 2001. During the most recent period and through August 10, 2001, the Company had not consulted with Grant Thornton on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 403(a)(2)).


                             PART III

Item 9.  Directors and Executive Officers

On the 15th August 2001, Barbara Platts officially tendered her resignation as President and Director and was replaced by Ian
Warwick as the Company's new President.


Name                 Age          Positions

Ian Warwick           41     President and Director
Alan G R Bowen        54     Secretary and Director


All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Ian Warwick has been President and Chief Executive Officer since August 15th 2001. Mr Warwick has been President and CEO of ICM Resource Limited since 1995 when he founded the company. From 1994 to 1995, Mr. Warwick was UK Sales Manager at British Printing Company Ltd, Europes largest printing company. From 1992 To 1994, Mr. Warwick was Sales Manager at Graphoprint, a printing company. From 1987 to 1991 Mr Warwick worked in the advertising and Marketing Industry for various companies in the Southern USA, Mr. Warwick's role included the control and management of corporate sponsorship contracts linked to specific events. From 1982 to 1986 Mr. Warwick worked as a consultant in the Oil Business both in the North Sea and Texas with specific responsibilities for exploration oil wells involving toxic gases. From 1976 to 1982 Mr Warwick was a communications specialist in Her Majesty's Royal Navy, serving in both the Falklands and Middle East. Mr Warwick received qualifications in Communications and Oil Field Engineering from Leith Nautical College and Business Management Studies from Newcastle College.

Alan G.R. Bowen, the Company's Secretary and director , is a graduate in Mathematics from Birmingham University and worked as a graduate trainee for Unilever before moving into retailing with British Shoe Corporation, part of the Sears Group. In 1971, he joined NSS Newsagents and progressed to become Retail Director and then Group Managing Director. He left NSS Newsagents after it was taken over by Gallahers Tobacco and formed an independent business Mayfair Cards, a greetings card company. He retired from Mayfair Greetings Cards in 1999 and joined London Software Industries Inc.

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

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

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

Summary Compensation Table

The following table sets forth information for each of the fiscal years ended April 30, 2001 and 2000 concerning the compensation paid and awarded to all individuals serving as our executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods:

(a)            (b)     (c)      (d)      (e)       (f)      (g)
 (h)

Name and                              Sec. All  Principal  Annual
Stock
Position       Year   Salary   Bonus    Compen.    Award  Options
Options

Ian Warwick    2001  $200,263    -
President      2000  $120,905    -
and CEO

Gary Hegenbottom(1)
               2001  $149,304    -
               2000  $120,905    -


(1) Mr. Hegenbottom is no longer with the company.


CASH COMPENSATION
Compensation of $182,284 was paid to Ian Warwick during the fiscal year ended April 30, 2001. Cash compensation of $131,577 was paid to Gary Hegenbottom during fiscal year ended April 30, 2001.

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


Item 11. Security ownership of certain beneficial owners and managements

The following table sets forth the information, to the best knowledge of the Company as of May 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name and Address of            Amount and Nature of     Percent
Beneficial Owner               Beneficial Ownership     of Class
----------------               --------------------     --------

DBP Holdings Ltd.                  9,450,000              63%
The Old Chapel
Sacre Couer, Rouge Bouillon
St Helier, Jersey, C.I.

Picturesque Limited                4,050,000              27%
2B International House
Bell Lane
Gibraltar
(Ian Warwick)

The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the share indicated above. Percent of Class (third column above) is based on 15,000,000 shares of common stock outstanding as of the date of this filing.


Item 12.   Certain relationships and related transactions

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended April 30, 2001, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended April 30, 2001, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended April 30, 2001 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 13.   Exhibits and reports on Form 8-K

(C) REPORTS ON FORM 8-K

The Form 8-K filed by the company on April 26, 2001, disclosing the transaction between the company and ICM Resource Limited, is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized. The undersigned is an officer of London Software Industries Inc., has read the statements contained in this Registration statement and states that the contents are true to the undersigned's own knowledge.


LONDON SOFTWARE INDUSTRIES INC.
----------------------
(Registrant)
Date: September 11, 2001

By: /s/ Ian Warwick
    ----------------------
    President