Form 10QSB
period 2001-07-31
LONDON SOFTWARE INDUSTRIES INC
filed 2001-09-21
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended July 31, 2001

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

Birchwood House, Chadwick Park
Warrington
Cheshire, UK                                  WA3 6AE
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number            +44 (0)1925 846700
                                          -----------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of July 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

         15,000,000 shares of voting common stock

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONSOLIDATED BALANCE SHEET . . . . . . . . . . . . . .4
          CONSOLIDATED INCOME STATEMENT. . . . . . . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .8
          Note 2.   REVENUE RECOGNITION. . . . . . . . . . . . .9
          Note 3.   USE OF ESTIMATES. . . . . . . . . . . . . . 9
          Note 4.   RECLASSIFICATIONS . . . . . . . . . . . . . 9
          Note 5.   RECENT ACCOUNTING PRONOUNCEMENTS. . . . . .10

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

      _

PART I - FINANCIAL INFORMATION


To the Board of Directors of LONDON SOFTWARE INDUSTRIES INC.

We have reviewed the accompanying balance sheet of LONDON SOFTWARE INDUSTRIES INC., (a development stage company) as of July 31, 2001 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of LONDON SOFTWARE INDUSTRIES INC.

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

Grant Thornton LLP
Dated: New York, New York
       September 19, 2001

                LONDON SOFTWARE INDUSTRIES INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   July 31, 2001   Apr. 30, 2001
                                    (Unaudited)      (Audited)
                                ---------------------------------

ASSETS
Current Assets
Accounts receivable, net of
allowance for doubtful account
   of $13,148 and $34,651             524 707          882,360

Inventories                            33,753           40,215

Other current assets                   59,050           65,420
                                   -----------      -----------
Total Current Assets                  617,510          987,995

Property and equipment - net          259,742          190,531
                                   -----------      -----------
Other Assets                                0            1,789
                                   -----------      -----------
TOTAL ASSETS                         $877,252       $1,180,315


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Deferred income                      $140,110        $ 271,852
Accounts Payable                    2,446,914        2,398,282
Accrued Expenses                      517,151          487,805
Bank overdraft                         88,798           60,798
Due to Parent Company                 496,971          496,971
                                   -----------      -----------
Total Current Liabilities           3,963,944        3,715,708

Long term debt                         32,350           32,350
                                   -----------      -----------
Total Liabilities                   3,996,294        3,748,058

Stockholders' Deficit
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 15,000,000                            15,000           15,000

Additional Paid in Capital            484,067          484,067
Accumulated Deficit                (3,745,835)      (3,191,872)
Accumulated other comprehensive
  Income                              127,726          125,062
                                   -----------      -----------
Total Stockholders' Deficit        (3,119,042)      (2,567,743)
                                   -----------      -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' DEFICIT               $877,252       $1,180,315
                                   ===========      ===========

The accompanying notes and accountant's report are an integral part of these financial statements.

                   LONDON SOFTWARE INDUSTRIES INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                                   For the 3 months ended
                                             July 31
                                       2001             2000
                                   -----------      -----------
Net Sales                          $  383,335      $ 1,365,312
Cost of goods sold                    328,706        1,212,342
                                   -----------      -----------
Gross Profit                           54,629          152,970

Operating Expenses
Sales and Marketing                    80,302          217,231
General and Administrative            427,585          661,104
Depreciation and amortisation          23,355           21,392
                                   -----------      -----------
Total Operating Expenses              532,134          899,727
                           ________    _________
Operating Loss                       (477,505)        (746,757)

Interest Expense                      (76,458)         (16,285)
                                   -----------      -----------
Net Loss                            $(553,963)      $ (763,042)
                                   ===========      ===========

Net Loss attributable to
    common shares                   $(553,963)      $ (763,042)
                                   ===========      ===========
Net loss per common share
    Basic and diluted                $  (0.04)      $    (0.05)
                                   ===========      ===========
Weighted average common
    shares outstanding             15,000,000       15,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                LONDON SOFTWARE INDUSTRIES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                                For the 3 mos    For the 3 mos
                                   Ended             Ended
                                     to                to
                                July 31, 2000   January 31, 2000
                                --------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                           $(553,963)       $ (763,042)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Depreciation and amortization         24,247            21,392

Changes in Operating Assets
and Liabilities
Accounts Receivable                  357,653          (231,798)
Inventories                            6,462             6,195
Other Current Assets                   8,159           (47,536)
Other Assets                               0            13,692
Deferred Income                      142,258           261,000
Accounts Payable                      48,632           841,807
Accrued Expenses                      12,819          (138,206)
                                  -----------        ----------
Total Adjustments                    574,592           726,546
                                  -----------        ----------

Net Cash Used in
Operating Activities                  20,629          ( 36,496)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets             (90,794)         ( 78,931)
                                  -----------        ----------
Net cash used in
investing activities                 (90,794)          (78,931)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Bank Overdraft                        28,000           (23,702)
Payments on obligations under
 capital leases                            0           (13,643)
Net Receipts on
 factored receivables                 42,165           152,772
                                  -----------        ----------
Net Cash Provided
by Financing Activities               70,165           115,427

Net Change in Cash                         0                 0

Cash at Beginning of Period                0                 0

Cash at End of Period             $        0                 0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                      23,438            15,930
Corporate Taxes                   $        0                 0


The accompanying notes and accountant's report are an integral part of these financial statements.

                 LONDON SOFTWARE INDUSTRIES INC.
                  NOTES TO FINANCIAL STATEMENTS
                          JULY 31, 2001

1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. London Software Industries Inc. ("the Company") conducts its operations through its wholly owned subsidiary , ICM Resource limited ("ICM"), located in the United Kingdom. ICM is a facilities management company which provides a print management solution to companies who wish to outsource the procurement and management or their print and print related items.

B. Principles of Consolidation

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

Accordingly, the consolidated financial statements of the Company for the three months ended July 31, 2001, and the three months ended July 31, 2000 are the historical financial statements of ICM for the same periods adjusted for the following transaction contained in the Share Exchange Agreement executed at consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable effects were that the Company acquired all of the outstanding shares of common stock of ICM in exchange for 13,500,000 shares of newly issued common stock of the Company.

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

4.   Reclassifications

     Certain prior period amounts have been reclassified to conform with current period presentation.


5.  Recent Accounting Pronouncements

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

As permitted, the Company has adopted SFAS 142. The company has no goodwill and will not amortize goodwill in future periods.


NOTE B - BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by us, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001.

The financial statements presented herein, for the three months ended July 30, 2001 and 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates ICM's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $3,745,835 at July 31, 2001, and negative working capital of $3,346,434 at July 31, 2001. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time if the restructuring of accounts payable and planned sales from second generation services do not occur. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. ICM's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-QSB, including information set forth under this item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating), or achievements to differ from the future results, performance (financial or operating), or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.


Overview

During the last quarter the management team we brought together continued to make progress. Internal processes are increasingly streamlined and efficient. Further additions to our management, staff and systems are scheduled for next quarter to accelerate our sales and service development in line with our development plan.

Our revenues for this quarter are as anticipated. Seasonal fluctuations place this period, historically, as the quarter with the least sales activity throughout the fiscal year. We have, as part of our sales strategy, removed lower margin accounts from our customer base which has improved margins further. Our focus on higher quality sales rather than revenue will help deliver more productive sales focus. Neil Smith is scheduled to join the management team late in the next quarter as VP of Print Management to drive print management sales. It is also felt that the introduction of our new services will enable us to remove a large element of the seasonality of our revenues. Some larger revenue items than have historically fallen into this quarter are now placed in August during this fiscal year, putting August's order book ahead of forecast for 2001.

Our loss from operations is primarily caused by the fact that the company has been developing its Digital Asset Management and Content Management platforms. Management anticipates that the benefits to the profitability of the company that these will bring will be apparent during the coming fiscal year.


Sales

Our revenues were derived from our print management operations including, print procurement and resale, the management of print production, design and layout, reprographics and mailing services. Total revenues for the quarter ending the July 31 2001 were $383,335 compared to sales of $1,365,312 for quarter ending July 2000. Our strategy of removing less productive sales items that deliver lower margins and a re-focus on higher quality sales has crystallized improved margins. This combined with some larger revenue items falling in the next quarter that historically fall in this quarter, has reduced overall sales revenues.


Gross Profit

Our gross profit for the quarter ending July 31 2001 was 14.25% of sales revenues representing an increase of 27.23% compared to quarter ending July 31 2000 gross margin of 11.20%. It is felt that these increased gross margin results are a reflection in our focus on higher quality sales over the last quarter and that these increased gross margin figures can be further improved as we introduce our second generation services over the next 12 months.


Selling Expenses

During this quarter we incurred $80,302 in advertising, promotion, marketing program and sales expenses. This represents
20.94% of sales revenues for this quarter, compared to 15.91% for quarter ending July 31 2000.


General & administrative Expenses

During this quarter we incurred $428,477 in general and administrative expenses compared to $661,104 in quarter ending July 31 2000. Although this is a reduction of $232,627 in real terms, as a reflection of revenues it represents an increase. This increase is due largely to an increase in our recruitment of suitably experienced personnel to drive our growth strategy.


Research and Development

Our research activities, which are included in general and administrative expenses, have been insignificant in this quarter.
August and September is likely to see increased activity in this area.


Net Loss

Our net loss for normal business operations for this quarter was ($553,963), or ($0.04) per share basic and diluted, compared with ($763,042), or ($0.05) per share basic and diluted for quarter ending July 31 2000. This represents a reduction in net loss of $209,079 or an improvement in net margin of 27.40%.


Liquidity

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

We have an accumulated deficit of $3,745,835 at July 31, 2001, and negative working capital of $3,346,434 at July 31, 2001. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time if the restructuring of accounts payable and planned sales from second generation services do not occur. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our existence is dependent on our ability to obtain additional financing sufficient to allow us to meet our obligations as they become due and to achieve profitable operations.

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


LONDON SOFTWARE INDUSTRIES, INC.
-----------------------------------
(Registrant)
Date: September 21, 2001

By: /s/ Ian Warwick
    --------------
    President