Form 10QSB/A
period 2001-07-31
LONDON SOFTWARE INDUSTRIES INC
filed 2001-10-12
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB/A

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

                LONDON SOFTWARE INDUSTRIES INC.
              STATEMENT OF CASH FLOWS (unaudited)

                                      For the 3 months ended
                                             July 31
                                       2001             2000
                                   -----------      -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                           $(763,042)       $ (553,963)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Depreciation and amortization         21,392            24,247

Changes in Operating Assets
and Liabilities
Accounts Receivable                 (231,798)          357,653
Inventories                            6,195             6,462
Other Current Assets                 (47,536)            8,159
Other Assets                          13,692                 0
Deferred Income                      261,000           142,258
Accounts Payable                     841,807            48,632
Accrued Expenses                    (138,206)          (12,819)
                                  -----------        ----------
Total Adjustments                    726,546           574,592
                                  -----------        ----------

Net Cash Used in
Operating Activities                 (36,496)           20,629

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets             (78,931)         ( 90,794)
                                  -----------        ----------
Net cash used in
investing activities                 (78,931)          (90,794)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Bank Overdraft                       (23,702)           28,000
Payments on obligations under
 capital leases                      (13,643)                0
Net Receipts on
 factored receivables                152,772            42,165
                                  -----------        ----------
Net Cash Provided
by Financing Activities              115,427            70,165

Net Change in Cash                         0                 0

Cash at Beginning of Period                0                 0

Cash at End of Period             $        0                 0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                      15,930            23,438
Corporate Taxes                   $        0                 0


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


LONDON SOFTWARE INDUSTRIES, INC.
-----------------------------------
(Registrant)
Date: October 11, 2001

By: /s/ Ian Warwick
    --------------
    President