Form 10-K/A
period 2001-04-30
LONDON SOFTWARE INDUSTRIES INC
filed 2001-10-18
CIK 1080129

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10K/A

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

Item 7.   Financial Statements

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

GRANT THORNTON


Manchester, England
August 17, 2001

                 LONDON SOFTWARE INDUSTRIES, INC.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
        FOR THE YEARS ENDING APRIL 30, 2001 AND APRIL 30, 2000

                                    For the Year  For the Year
                                       Ended          Ended
                                   April 30, 2001 April 30, 2000
                                  ------------------------------
ASSETS
Current Assets
 Accounts receivable, net of allowance
  for doubtful account of $33,900
  and $9,575                          $882,360       $ 715,107
 Inventories                            40,215          65,011
 Prepaid expenses and other assets      65,420          69,418
                                      ---------       ---------
  Total Current Assets                $987,995       $ 849,536

Property and equipment - net           190,531         147,727

Other Assets                             1,789          13,692
                                      ---------       ---------
Total Assets                        $1,180,315      $1,010,955
                                     ==========      ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
 Bank overdraft                     $   60,798      $   99,950
 Loan notes payable to banks                 -           5,158
 Accounts payable                    2,398,282         747,788
 Due to Parent Company                 496,971         370,337
 Accrued liabilities and customer
   deposits                            759,657         551,213
 Current maturities of obligations
   under capital leases                      -         118,020
                                     ----------      ----------
                                     3,715,708       1,892,466

Other Liabilities
 Long term debt                         32,350               -

STOCKHOLDERS' DEFICIT
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding 15,000,000
 and 1,000 Shares                       15,000           1,565
 Additional Paid in Capital            484,067               -
 Accumulated deficit                (3,191,872)       (906,778)
 Accumulated other comprehensive
 income                                125,062          23,702
                                     ----------      ----------
 Total Stockholders' Deficit        (2,567,743)       (881,511)
                                     ----------      ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)      $1,180,315       $1,010,955
                                     ==========      ==========
The accompanying accounting policies and notes are an integral part of these financial statements.


                         LONDON SOFTWARE INDUSTRIES, INC.
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED APRIL 30, 2001
             AND FROM JULY 1, 1999 (INCEPTION) TO APRIL 30, 2000

                                          For the Year       From
                                             Ended      Inception to
                                         April 30, 2001  April 30, 2000
                                         -----------------------------
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

                          LONDON SOFTWARE INDUSTRIES, INC.
                            (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' DEFICIT
                          FROM INCEPTION TO APRIL 30, 2001

                     Common Stock Issued   Additional     Preference Shares
                     Shares      Amount   Paid in Cap     Shares     Amount
                  ------------------------------------------------------------
At incorporation
 - July 1, 1999        1,000     $ 1,565
Net loss for the
  period                   -           -            -           -          -

Foreign currency
 translation
 adjustment                -           -                        -          -

Comprehensive loss         -           -            -           -          -
                 -------------------------------------------------------------
Balance at
April 30, 2000         1,000       1,565            -           -          -

Issuance of $0.001
common stock      15,000,000      15,000      556,105           -          -

Reclassification
of additional
capital                    -           -      356,500           -          -

LSI accumulated
deficit                    -           -     (428,538)          -          -

Net loss for the
year ended April
30, 2001                   -           -            -           -          -

Foreign currency
translation adjust.        -           -            -           -          -

Issuance of preference
stock                      -           -            -     387,667    554,540

Reclassification of
$0.001 common stock
and preference stock  (1,000)     (1,565)          -     (387,667)  (554,540)


Comprehensive loss
               ---------------------------------------------------------------
Balance at
April 30, 2001    15,000,000     $15,000    $484,067      $     -     $    -
               ===============================================================

                                     Accumulated
                                        Other
                        Accumulated Comprehensive  Comprehensive Stockholders'
                          Deficit       Income     Income/(loss) equity/deficit
                      --------------------------------------------------------
At incorporation
 - July 1, 1999          $       -     $      -      $       -     $    1,565

Net loss for the period   (906,778)           -       (906,778)      (906,778)

Foreign currency
 translation adjustment          -       23,702         23,702         23,702

Comprehensive loss               -            -       (883,706)             -
                      --------------------------------------------------------
Balance at
April 30, 2000            (906,778)      23,702                      (881,511)

Issuance of $0.001
common stock                     -            -                       571,105

Reclassification
of additional
capital                          -            -                       356,500

LSI accumulated
deficit                          -            -                      (428,538)

Net loss for the
year ended April
30, 2001                (2,285,094)           -     (2,285,094)    (2,285,094)

Foreign currency
translation adjust.              -      101,360        101,360        101,360

Issuance of preference
stock                            -            -              -        554,540

Reclassification of
$0.001 common stock
and preference stock             -            -                      (556,105)
                                                    -----------
Comprehensive loss                                  (2,183,734)
                ------------------------------------===========----------------
Balance at
April 30, 2001    (3,191,872)          $125,062                   $(2,567,743)
                ===============================================================

                          LONDON SOFTWARE INDUSTRIES INC.
                           (A Development Stage Company)
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED APRIL 30, 2001 AND
                 FROM JULY 1, 1999 (INCEPTION) TO APRIL 30, 2000

                                           For the Year        From
                                              Ended        Inception to
                                          April 30, 2001  April 30, 2000
                                          --------------  --------------
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Loss                                 $(2,285,094)    $  (906,778)
 Foreign currency translation adjustment       25,067          22,307
 Adjustments to Reconcile Net Loss to
 Net Cash Used in Operating Activities:
   Depreciation and amortization              100,330          55,326
 (Gain)/loss on sale of property and
      Equipment                               (16,893)          8,109
  Changes in:
      Receivables                            (239,306)       (715,107)
      Inventories                              19,229         (65,011)
      Prepaid expenses and other                8,868         (69,418)
      Accounts payable                      2,075,230         747,788
      Accrued liabilities and customer
         deposits                             681,597         734,146
                                           ------------    -------------
  Net cash provided by/(used in)
      operating activities                    369,028        (188,638)

  Cash flows from investing activities:
   Purchase of property and equipment        (219,128)       (138,552)
   Purchase of other assets                         -         (21,907)
   Sale of property and equipment              91,640          98,535
                                           ------------    -------------
     Net cash used in investing activities   (127,488)       ( 61,924)

  Cash flows from financing activities:
   Bank overdraft                             (39,152)         99,950
   Net repayments/borrowings of loan           (4,716)          5,158
   Payments on obligations under
      capital leases                         (107,914)        (41,950)
   Net (repayments)/receipts on factored
      receivables                             (98,317)        187,404
                                           ------------    -------------
   Net cash (used in)/provided by
      financing activities                   (250,099)        250,562
                                           ------------    -------------
   NET INCREASE IN CASH                         8,559               0

   EFFECT OF EXCHANGE RATE CHANGES ON CASH     (8,559)

   Cash, beginning of period                        0               0

   Cash, end of period                        $     0         $     0
                                           ============    =============
  Supplemental cash flow information:
  Cash paid for interest                     $149,301         $53,219
                                           ============    =============
  Non-cash information:
  Conversion of debt into common stock       $387,667         $     -
  Equipment acquired through capital leases         -         159,970

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


LONDON SOFTWARE INDUSTRIES INC.
----------------------
(Registrant)
Date: October 15, 2001

By: /s/ Ian Warwick
    ----------------------
    President