Form 10QSB
period 2001-10-31
LONDON SOFTWARE INDUSTRIES INC
filed 2001-12-17
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended October 31, 2001

-----------------------------------------------------------------

      CORSPAN INC. (FORMERLY LONDON SOFTWARE INDUSTRIES INC.)
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


Registrant's telephone number              +44 (0)1925 846700
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of December 3, 2001, the following shares of the Registrant's common stock were issued and outstanding:

         15,000,000 shares of voting common stock

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements
          CONSOLIDATED BALANCE SHEETS
          CONSOLIDATED STATEMENTS OF OPERATIONS
          STATEMENT OF CASH FLOWS
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES
          Note 2.   REVENUE RECOGITION
          Note 3.   USE OF ESTIMATES
          Note 4.   RECLASSIFICATIONS
          Note 5.   RECENT ACCOUNTING PRONOUNCMENTS

Item 2.   Management's Discussion And Analysis or Plan of
Operations

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of
          Security Holders

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

       CORSPAN INC. (FORMERLY LONDON SOFTWARE INDUSTRIES INC.)
                 CONSOLIDATED BALANCE SHEETS

                                      As Of            As Of
                                 October 31, 2001   July 31, 2001
                                    (Unaudited)      (Unaudited)
                                 --------------------------------
ASSETS
Current Assets
Accounts receivable, net of
  allowance for doubtful
  accounts of $16,585 and $13,148     $  741,932     $  524,707
Inventories                               34,002         33,753
Other current assets                      32,376         59,050
                                     ------------   ------------
Total Current Assets                     808,310        617,510
Property and equipment   net             247,061        259,742
                                     ------------   ------------
TOTAL ASSETS                          $1,055,371       $877,252
                                     ============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Bank overdraft                            63,825         88,798
Deferred income                       $  145,515    $   414,110
Accounts Payable                       2,946,543      2,446,914
Factored receivables                     381,805        117,391
Accrued Expenses                         600,856        399,760
Due to Parent Company                    566,046        496,971
                                     ------------   ------------
Total Current Liabilities              4,704,590      3,963,944

Long term debt                            32,350         32,350
                                     ------------   ------------
Total Liabilities                      4,736,940      3,996,294

Stockholders' Deficit
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 15,000,000                               15,000         15,000

Additional Paid in Capital               484,067        484,067
Accumulated Deficit                   (4,254,196)    (3,745,835)
Accumulated other comprehensive
Income                                    73,560        127,726
                                     ------------   ------------
Total Stockholders' Deficit           (3,681,569)    (3,119,042)
                                     ------------   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                 $1,055,371       $877,252
                                     ============   ============


The accompanying notes are an integral part of these financial statements.

       CORSPAN INC. (FORMERLY LONDON SOFTWARE INDUSTRIES INC.)
                CONSOLIDATED STATEMENTS OF OPERATIONS


                             For the 3 months ended October 31
                                    2001               2000
                                (Unaudited)       (Unaudited)

Net Sales                        $1,002,716        $2,479,585
Cost of goods sold                  784,180         2,178,309
                                ------------      ------------
Gross Profit                        218,536           301,276

Operating Expenses
Sales and Marketing                 138,164           366,083
General and Administrative          494,237           798,865
Depreciation and amortisation        25,133            29,656
                                ------------      ------------
Total Operating Expenses            657,534         1,194,604

Operating Loss                     (438,998)         (893,328)

Interest Expense                    (69,363)          (32,174)
                                ------------      ------------
Net Loss                          $(508,361)        $(925,502)
                                ============      ============
Net Loss attributable
to common shares                  $(508,361)        $(925,502)
                                ============      ============
Net loss per common share
Basic and diluted                    $(0.03)           $(0.06)
                                ============      ============
Weighted average
common shares outstanding        15,000,000        15,000,000



The accompanying notes are an integral part of these financial statements.

        CORSPAN INC. (FORMERLY LONDON SOFTWARE INDUSTRIES INC.)
              STATEMENT OF CASH FLOWS (Unaudited)

                                   For the 3 months ended
                          October 31, 2001      October 31, 2000
                         ----------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                          $(508,361)          $(925,502)

Foreign currency translation
adjustment                          (54,166)              4,625

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Depreciation and amortization        25,133              32,367
Changes in Operating Assets
and Liabilities
Accounts Receivable                (217,225)           (344,100)
Inventories                            (249)             20,833
Other Current Assets                 26,674             (41,538)
Other Assets
Deferred Income                    (268,596)            107,289
Accounts Payable                    293,399           2,081,125
Accrued Expenses                    465,510            (364,617)
                                 -----------        ------------
Total Adjustments                   270,480           1,495,984
                                 -----------        ------------
Net Cash Used in
Operating Activities               (237,881)            570,482

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets            (12,452)           (107,549)

Net cash used in
investing activities                (12,452)           (107,549)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Bank Overdraft                      (24,973)            (81,406)
Payments on obligations under
 capital leases                      10,892              (4,647)
Net Receipts on
 factored receivables               264,414            (345,375)
                                 -----------        ------------

Net Cash Provided
by Financing Activities             250,333            (431,428)

Net Change in Cash                        0              31,505
Cash at Beginning of Period               0                   0
                                 -----------        ------------
Cash at End of Period              $      0            $ 31,505
                                 ===========        ============

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                     69,363              22,029


The accompanying notes are an integral part of these financial statements.

                 NOTES TO FINANCIAL STATEMENTS
                      31 October, 2001

1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. London Software Industries Inc. changed its name on October 12, 2001 to Corspan Inc. ("the Company") and conducts its operations through its wholly owned subsidiary, ICM Resource Limited ("ICM"), located in the United Kingdom. ICM is a facilities management company which provides a print management solution to companies who wish to outsource the procurement and management or their print and print related items.

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

Accordingly, the consolidated financial statements of the Company for the three months ended October 31, 2001, and the three months ended October 31, 2000 are the historical financial statements of ICM for the same periods adjusted for the following transaction contained in the Share Exchange Agreement executed at consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable effects were that the Company acquired all of the outstanding shares of common stock of ICM in exchange for 13,500,000 shares of newly issued common stock of the Company. The common stock in addition to the existing Company shares outstanding, collectively resulted in the recapitalization of the Company. Earnings per share (EPS) calculations include the Company's change in capital structure for all periods presented.

2. Revenue Recognition

The Company recognizes income when products are shipped.


3.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern (Note B).

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

As permitted the Company has adopted SFAS 142. The Company has no goodwill and will not amortize goodwill in future periods.


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

The financial statements presented herein, for the three months ended October 31, 2001 and 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates ICM's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $4,254,196 at October 31, 2001, and negative working capital of $3,896,280 at October 31, 2001. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time if we are unable to immediately raise sufficient capital to meet out current liabilities and obligations and to fund operations until, if at all, our operations become profitable.

The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. ICM's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its current obligations and to achieve profitable operations.

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


Liquidity

To date, we have incurred significant net losses. We anticipate that we may continue to incur significant operating losses for some time in the event that our current business plan does not meet expectations. We have an accumulated deficit of $4,254,196 at October 31, 2001, and negative working capital of $3,896,280 at October 31, 2001. These matters, among others, raise substantial doubt about our ability to remain a going concern.

The Company's wholly owned subsidiary, ICM Resource Limited, must immediately raise significant capital to enable it to meet its current obligations and to fund its operations until it becomes profitable. Profitability is dependent upon its ability to generate sufficient sales from second-generation services. ICM Resource Limited is dependent on its ability to obtain the necessary financing.

The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The company is currently seeking financing to fund identified acquisitions of Corspan's and to fund ICM Resource Limited's operations until it reaches profitability. The Company has been actively reviewing various avenues to raise capital to fund the aforementioned and we are currently visiting with and meeting a number of potential investors.

The company has entered into an agreement to sell, on an on-going basis, certain receivables subject to the terms of the agreement. As the credit risk of these receivables remain with the company, this arrangement is accounted for as a loan securitized. The company is permitted to receive advances of up to 60% of the receivables sold to the lender.

We have insufficient relevant operating history upon which an evaluation of our performance and prospects can be made. We are still subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of current and unforeseen capital requirements, lack of fully-developed products, failure of market acceptance, failure to establish business relationships, reliance on outside contractors for the manufacture and distribution, and competitive disadvantages against larger and more established companies. The likelihood of our success must be considered in light of the development cycles of new products and technologies and the competitive environment in which we operate.

The Company's immediate viability as a going concern is dependent upon raising the necessary capital, and ultimately, having net income. Our limited operating history, including our losses, primarily reflects the operations of its early stage.

Any additional financing may not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our business and operations would be materially and adversely affected.


Overview

Our revenues for this quarter are as anticipated. We have, as part of our sales strategy, removed lower margin accounts from our customer base which has improved margins further. Our focus on higher quality sales rather than revenue will help deliver a more productive sales focus.

Our loss from operations in quarter ending October 31 2001 has reduced by almost half compared to the same quarter ending October 31 2000, primarily due to increases in operational productivity and the focus on higher margin sales. We continue to make losses, at a reduced level, in line with our medium and longer term strategy of the development of Content Management and Digital Asset Management Services. We believe that the benefits to the profitability of the Company that these will bring will be apparent in the next 12 months.

Subsequent to October 31, 2001, the Company has entered into an agreement to acquire Media Communication Technology Limited.


Sales

Our revenues were derived from our print management operations including, print procurement and resale, the management of print production, design and layout, reprographics and mailing services. Total revenues for the quarter ending the October 31 2001 were $1,002,716 compared to sales of $2,479,585 for quarter ending October 31 2000. Our strategy of removing less productive sales items that deliver lower margins and a re-focus on higher quality sales has crystallized improved margins.

Gross Profit

Our gross profit for the quarter ending October 31 2001 was 21.8% of sales revenues representing an increase of 79.3% compared to quarter ending October 31 2000 gross margin of 12.1%. It is felt that these increased gross margin results are a reflection of our focus on higher quality sales over the last quarter and that these increased gross margin figures can be maintained as we introduce our second generation services over the next 12 months.


Selling Expenses

During quarter ending October 31 2001 we incurred $138,164 in advertising, promotion, marketing program and sales expenses. This represents 13.8% of sales revenues for quarter ending October 31 2001, compared to 14.8% for quarter ending October 31 2000 a reduction of 6.6%. It is felt that this reflects our focus on continual productivity improvements in preparation for growth over the next 12 months.

General & administrative Expenses

During quarter ending October 31 2001 we incurred $494,237 in general and administrative expenses compared to $798,865 in quarter ending October 31 2000. Although this is a reduction of $304,628 in real terms, as a reflection of revenues it represents an increase. This increase is due largely to an increase in our recruitment of suitably experienced personnel to drive our growth strategy.


Net Loss

Net loss in quarter ending October 31 2001 has almost halved compared to quarter ending October 31 2000. Our net loss for normal business operations for quarter ending October 31 2001 was ($508,361), or ($0.03) per share basic and diluted, compared with ($925,502), or ($0.06) per share basic and diluted for quarter ending October 31 2000.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On November 15, 2001 the company's wholly owned subsidiary ICM Resource Limited received a claim for payment of $114,463 from one of its suppliers, JCM Media Limited. This amount is fully provided for within accounts payable at October 31, 2001. The directors are not aware of any pending legal proceedings against Corspan Inc.


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


LONDON SOFTWARE INDUSTRIES, INC.
-----------------------------------
(Registrant)
Date: December 15, 2001

By: /s/ Ian Warwick
    --------------
    President