Form 10QSB
period 2002-01-30
CORSPAN INC
filed 2002-03-19
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended January 31, 2002

-----------------------------------------------------------------

                    CORSPAN INC.
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

                      Yes __X____      No_______

As of March 8, 2002, the following shares of the Registrant's common stock were issued and outstanding:

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


SIGNATURES

                          CORSPAN INC.
                   CONSOLIDATED BALANCE SHEETS

                                        As Of      As Of
                                     January 31,  April 30,
                                        2002        2001
                                     (Unaudited)  (Audited)
                                 -----------------------------
ASSETS
Current Assets
Accounts receivable, net of allowance
for doubtful accounts
of $317,387, $33,900 and $16,585     $  427,348    $ 882,360
Inventories                               1,567       40,215
Other current assets                     20,757       65,420


Total Current Assets                    449,672      987,995
Property and equipment - net            215,967      190,531
Other assets                                  0        1,789


TOTAL ASSETS                           $665,639  $ 1,180,315
                                     ===========  ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Bank overdraft                       $   32,215   $   60,798
Deferred income                         343,444      271,852
Accounts Payable                        207,302    2,398,282
Factored receivables                    453,205       73,038
Accrued Expenses                        573,425      414,767
Due to Parent Company                    23,846      496,971

Total Current Liabilities             1,633,437    3,715,708


Long term debt                        2,915,782       32,350
Due to Parent Company                   547,588            0


Total Liabilities                     5,096,807    3,748,058

Stockholders' Deficit
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 15,000,000                              15,000       15,000

Additional Paid in Capital              484,067      484,067

Accumulated Deficit                  (5,110,207)  (3,191,872)

Accumulated other comprehensive
Income                                   179,97      125,062

Total Stockholders' Deficit          (4,431,168)  (2,567,743)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                  $665,639   $1,180,315
                                     ===========  ===========


The accompanying notes are an integral part of these financial statements.

                           CORSPAN INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS


                                      For the 3      For the 3
                                    months ended   months ended
                                     January 31,    January 31,
                                        2002           2001
                                     (Unaudited)    (Unaudited)
                                   -----------------------------
Net Sales                             $  886,484    $ 1,715,910
Cost of goods sold                       675,902      1,490,377

Gross Profit                             210,582        225,533

Operating Expenses
Sales and Marketing                       72,203        253,746
General and Administrative               895,091        468,813
Depreciation and amortisation             25,188         34,795

Total Operating Expenses                 992,482        757,354

Operating Loss                          (781,900)      (531,821)

Interest Expense                         (74,111)       (39,701)

Net Loss                               $(856,011)     $(571,522)
                                      ===========    ===========
Net Loss attributable
to common shares                       $(856,011)     $(571,522)
                                      ===========    ===========
Net loss per common share
Basic and diluted                      $   (0.06)     $   (0.04)
                                      ===========    ===========
Weighted average
common shares outstanding             15,000,000     15,000,000
                                      ===========    ===========


The accompanying notes are an integral part of these financial statements.

                         CORSPAN INC.
                   STATEMENT OF CASH FLOWS (Unaudited)

                                      For the 3      For the 3
                                    months ended   months ended
                                     January 31,    January 31,
                                        2002           2001
                                     (Unaudited)    (Unaudited)
                                   -----------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                              $ (856,011)   $  (571,522)

Foreign currency translation
adjustment                               106,412        (19,372)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Depreciation and amortization            318,377         34,795
Changes in Operating Assets
and Liabilities
Accounts Receivable                       21,395       (501,157)
Inventories                               32,435       (254,003)
Other Current Assets                      11,619        134,163
Deferred Income                          197,929        192,862
Accounts Payable                         160,530       (467,123)
Accrued Expenses                         (27,431)       397,987

Total Adjustments                        821,266       (481,848)

Net Cash Used in Operating
  Activities                             (34,745)    (1,053,370)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Fixed Assets                       0        (42,729)
Sale of property and equipment                 0              0

Net cash used in
investing activities                           0        (42,729)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Bank Overdraft                           (31,610)        30,467
Payments on obligations under
 capital leases                           (5,045)        (4,464)
Net Receipts from Group loan                   0        514,177
Net Receipts on factored receivables      71,400        524,414

Net Cash Provided
by Financing Activities                   34,745      1,064,594

Net Change in Cash                             0        (31,505)
Cash at Beginning of Period                    0         31,505

Cash at End of Period                   $      0      $       0
                                      ===========    ===========

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                        $ 74,111      $  39,701


The accompanying notes are an integral part of these financial statements.

                  NOTES TO FINANCIAL STATEMENTS
                        January 31, 2002

1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. Corspan Inc. ("the Company") and conducts its operations through its wholly owned subsidiary , ICM Resource Limited ("ICM"), located in the United Kingdom. ICM is a facilities management company which provides a print management solution to companies who wish to outsource the procurement and management or their print and print related items.

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

Accordingly, the consolidated financial statements of the Company for the three months ended January 31, 2002, and the three months ended January 31, 2001 are the historical financial statements of ICM for the same periods adjusted for the following transaction contained in the Share Exchange Agreement executed at consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable effects were that the Company acquired all of the outstanding shares of common stock of ICM in exchange for 13,500,000 shares of newly issued common stock of the Company.

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

The financial statements presented herein, for the three months ended January 31, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.


REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates ICM's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $5,110,207 at January 31, 2002, and negative working capital of $4,614,785 at January 31, 2002. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time if we are unable to immediately raise sufficient capital to meet out current liabilities and obligations and to fund operations until, if at all, our operations become profitable.

The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. ICM's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its current obligations and to achieve profitable operations.

_

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

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


Liquidity

To date, we have incurred significant net losses. We anticipate that we may continue to incur significant operating losses for some time in the event that our current business plan does not meet expectations. We have an accumulated deficit of $5,110,207 at January 31,2002, and negative working capital of $4,614,785 at January 31,2002. These matters, among others, raise substantial doubt about our ability to remain a going concern.

We must immediately raise significant capital to enable us to meet our current obligations and to fund our current operations until we are to become profitable. Profitability is dependent upon our ability to generate sufficient sales from second-generation services. Our existence is dependent on our ability to obtain the necessary financing.

The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The company is currently seeking financing through private placements. And has received approval to trade it's shares by the NASD. The company hopes to raise significant proceeds through this medium, which will be used to fund future acquisitions and operating expenses. The Company is actively reviewing various avenues to raise capital and we are currently visiting with and meeting a number of potential investors.

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

On February 8, 2002, the company's wholly owned UK subsidiary ICM Resource Ltd presented a proposal for a voluntary arrangement under UK legislation, with certain creditors of ICM. The proposal was accepted without modification on February 8, 2002 and will result in payments of 18.67 per cent of amounts due to existing creditors in settlement of any outstanding debt.

The debts to which the voluntary arrangement relates are not extinguished until completion of the arrangement in 4 years and 3 months after acceptance on February 8, 2002. On this basis the debts will not be written off in the Statement of Assets until completion of this arrangement, but they have been disclosed as debts due in greater than one year.

The company's immediate viability as a going concern is dependent upon raising the necessary capital, settlement of liabilities under its subsidiary company's voluntary arrangement noted above, and ultimately, generating cash. Our limited operating history, including our losses, primarily reflects the operations of its early stage.

Any additional financing may not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our business and operations would be materially and adversely affected.


Overview

Our revenues for this quarter are slightly higher than anticipated. We have, as part of our sales strategy, removed lower margin accounts from our customer base, which has improved margins further. Our focus on higher quality sales rather than revenue will help deliver a more productive sales focus.

Our loss from operations in quarter ending January 31 2002 has been adversely affected by the provision for a balance of $297,994 owed by a key customer which has gone into receivership. Excluding this exceptional item, our loss has continued to reduce, primarily due to increases in operational productivity and the focus on higher margin sales. We continue to make losses at a reducing level and return to profitability, in line with our medium and longer term strategy.


Sales

Our revenues were derived from our print management operations including, print procurement and resale, the management of print production, design and layout, reprographics and mailing services. Total revenues for the quarter ending the January 31 2002 were $886,484 compared to sales of $1,715,910 for quarter ending January 31 2001. Our strategy of removing less productive sales items that deliver lower margins and a re-focus on higher quality sales has crystallized improved margins.


Gross Profit

Our gross profit for the quarter ending January 31 2002 was 23.8% of sales revenues representing an increase of 80.6% compared to quarter ending January 31, 2001 gross margin of 13.1%. It is felt that these increased gross margin results are a continued reflection of our focus on higher quality sales over the last quarter and that these increased gross margin figures can be maintained as we introduce our second generation services over the next 12 months.


Selling Expenses

During quarter ending January 31 2002 we incurred $72,203 in advertising, promotion, marketing program and sales expenses. This represents 8.1% of sales revenues for quarter ending January 31 2002, compared to 14.7% in the quarter to January 31,2002. It is felt that this reflects our focus on continual productivity improvements in preparation for growth over the next 12 months.


General & Administrative Expenses

During quarter ending January 31 2002 we incurred $895,091 in general and administrative expenses compared to $468,813 in quarter ending January 31 2001.This increase is due largely to the provision of $297,994 owed by a key customer which has gone into receivership under UK legislation. There has also been an increase in our recruitment of suitably experienced personnel to drive our growth strategy.


Net Loss

The reported net loss has increased from $571,522 in the quarter to 31 January 2001 to $856,011 in the period to 31 January 2002 after making a provision of $297,994 against amount due from a customer in receivership. The net loss before this exceptional provision continues to reduce. Our net loss for normal business operations (before the provision) for quarter ending January 31 2002 was ($558,017), or ($0.03) per share basic and diluted, compared with ($571,522), or ($0.04) per share basic and diluted for quarter ending January 31 2001.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The directors are not aware of any further pending legal proceedings against the Company.


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


Item 6.   Exhibits and Reports on Form 8-K

The company on February 27, 2002 filed a Form 8-K, disclosing a change of its fiscal year to April 30th, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


CORSPAN, INC.
-----------------------------------
(Registrant)
Date: March 19, 2002

By: /s/ Ian Warwick
    --------------
    President