Form 10KSB
period 2002-02-28
CORSPAN INC
filed 2002-06-14
CIK 1080129

UNITED STATES
               SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                         FORM 10KSB

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

 Chadwick House
 Birchwood Park
 Warrington, Cheshire, UK                      WA3 6AE
   ----------------------------------          -------
 (Address of principal executive offices)    (Zip Code)


Registrant's telephone number          +44 (0) 1925 846708
                                          --------------

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

                  Yes   X       No

As of May 30, 2002, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
15,000,000 issued and outstanding

                    TABLE OF CONTENTS

                         Part I

Item 1.   Description of the Business

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

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial
              Owners and Management

Item 12.  Certain Relationships and Related
              Transactions

Item 13.  Exhibits and Reports on Form 8-K

PART I

Item 1.   Description of the Business

HISTORY AND ORGANIZATION

CORSPAN  INC.,  (the "Company"), was organized  in  April
1997 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General
Corporation Law of Delaware. The Company was originally incorporated to be a provider, developer and manufacturer of CD Rom software.

On March 16, 2001 the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding share capital of ICM Resource Limited ("ICM"), a UK
Corporation, which was incorporated on 1 July 1999. ICM is actively engaged in the business of print management solutions. Under the terms of the agreement Corspan Inc.
carried  out  a four for one reverse share split  leaving
1,500,000 shares in issue and then issued 13,500,000 new shares to the shareholders of ICM.

As described in the subsequent events section of this document, the company has sold its interest in ICM subsequent to the reporting period covered by this document. The company will maintain its existing product and service offerings through other trading divisions and/or wholly owned subsidiaries within the group. None of this reorganisation activity takes place within the current reporting period and has no material effects on the business strategy of the company. As such any future looking statements within this document refers to Corspan
Inc as a group through any or all of its existing or future trading divisions and or subsidiaries.

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

We  provide a print management solution to companies  who
wish  to outsource the procurement and management of  all
their  print  and  print related items, including  design
management,   reprographics,  paper   management,   print
management  and  distribution.   We  intend  to   provide
services  to  fulfil  the  increasing  demand   for   the
integration of print with digital media. Our offering is therefore expanding to include Digital Content Management and Digital Asset Management, which will manage the delivery of all the clients' communications through all digital media alongside print.

Strategic   alliances   with  market   leading   software
developers  are  providing  fully  developed  and  market
tested  `best  of  breed'  solutions.  This  gives  us  a
formidable   market  advantage.  Continual   developments
should enable us to maintain our market position, lock out competitors and further cement customer lock in.
Among our current clients are market leading companies who use printed catalogues, brochures and direct mail as a means of communicating the value of their offering to their customers.

We will offer Management Services Provision solutions in 3 main parts:

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


In addition to benefiting from the expected growth in the
business  areas  we  serve,  we  intend  to  pursue   the
following growth strategy:

Acquire or invest in businesses, technologies, products or services that are complementary to our core business to accelerate growth opportunities across a wide range of markets.

    A combination    of   consolidation   and    vertical
      integration   within  a  fragmented   market   will
      leverage  our  offering  to an  expanding  customer
      base.  Strategic acquisition targets  will  promote
      access  to  high  profile clients, in  new  markets
      increasing the aggressive pace of consolidation.
    Best  of  breed products and services. We  intend  to
      acquire additional products and services that  will
      provide  customers with an integrated  value  added
      single source package.
    Integration  of  new  technologies through  strategic
      partnerships  and acquisition rather than  internal
      development  reduces internal  costs  and  time  to
      market for new products and services.
    Increase   market  awareness  of  our  products   and
      services  demonstrating how  our  capabilities  and
      performance     continually    exceeds     customer
      expectations.


Item 2.  Description of Property

The   Company's  administrative  offices  are   currently
located  at  Chadwick House, Birchwood Park,  Warrington,
Cheshire  WA3  6AE,  UK,  and  also  at  Suite  1600  One
Rockefeller  Plaza,  New York, NY 10020.   The  Company's
office  in  New  York is approximately  400  square  feet
utilized  as  a  base  to explore and  contact  potential
business  transactions and to service  the  Company's  US
administrative  needs.   The  United  Kingdom  office  is
approximately four thousand square feet and is also utilized as design studio, technology service centre and European head office.


Item 3.  Legal Proceedings

ICM  has   issued  legal  proceedings  against  Corporate
Computer   Leasing  plc  for  $5,974  and  are  currently
awaiting  for a hearing date from Bradford County  Court.
ICM anticipate full recovery of our claim including all costs.

ICM  has  outstanding  legal  proceedings  received  from
Cradley  Print Ltd. for $25,698 plus costs. An  agreement
has  been  reached  and  legal  proceedings  are  to   be
withdrawn.

ICM  has  outstanding  legal  proceedings  received  from
Impression  Computer Services for the sum of $4,350  plus
costs.   An   agreement  has  been  reached   and   legal
proceedings are to be withdrawn.

The directors are not aware of any further pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security
Holders

There were no matters subject to vote of Security Holders.

                         PART II

Item 5.    Market for Common Equity and Related Stockholder
            Matters

Market for Common Stock

The Company's common stock began trading on the OTC
Bulletin Board in December 2001 under the trading symbol
"CRPN.OB". Total trading volume of the shares of the Company's common stock has been minimal since the listing of the shares. The last trade made in the Company's shares was $3.60 per share.

Dividends

The Company has not paid any cash dividends to date as does not anticipate paying cash dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

Trading  operations for the period discussed within  this
document  were  carried out through the company's  wholly
owned  subsidiary  ICM, the sale of  which  is  discussed
within the subsequent events section of this document. As
such  any  future looking statements within this document
refers  to Corspan Inc as a group through any or  all  of
its   existing  or  future  trading  divisions   and   or
subsidiaries.

We have, as part of our sales strategy, removed lower margin accounts from our customer base and we have surpassed the increase in margin as per our forecasted budgets for this period, from 12.5% in the ten months ended
February 28, 2001 to 21.4% for the same period in 2002.

Over the last year we have brought together a strong management team that, we believe, is capable of taking the Company forward through periods of growth.

The last 10 months has been a period of change in many areas of the operating functions within the business. While sales have decreased from $6,143,364 in 2001 to $2,283,613, we believe the increased gross profit percentage is an accurate representation of our increased productivity.

The results of the operations discussed below reflect the
results  of  our operations over a comparative  10  month
period.  The 2002 period represents the period from April
30,2001  to February 28, 2002. The 2001 period represents
the  period  from  April 30, 2000 to  February  28,  2001
(which are unaudited).

Sales

Net sales revenue for the 10 month period ending February
28,  2002 was $2,283,613, compared to sales of $6,143,364
for  the same period in 2001. This represents a reduction
in  sales  revenue  of $3,859,751. We  have  removed  the
burden  on our company low margin, resource hungry  sales
that    historically   represented   a   disproportionate
percentage of the companies sales revenues.

We believe the introduction of our second generation services through Corspan Inc., will enable us to win new business and increase the entry level margin of new accounts.

Gross Profit

Gross profit for the 10 month period ending February 28, 2002 was 21.4% of sales revenue compared to 12.5% of sales revenue for the same period ending February 28, 2001. This represents an increase in gross margin percentage of sales revenues of 8.9%. Gross margin reduced in cash terms by $278,593.


General and Administrative Expenses

During  the 10 month period ending February 28,  2002  we
incurred   $2,328,097  in  general   and   administrative
expenses, as compared to $2,750,676 for the same period in 2001. This represents a reduction in cost of $422,579.
We have reduced expenditure in indirect sales costs such as promotion and marketing as part of our strategy whist going under dramatic reorganisation. We believe the operational administrative functions of the business will continue to improve over the next 12 months allowing the change in the Company's structure to be successful.


Net Loss

Our net loss for the 10 month period ending February 28, 2002 was $2,151,011, or $0.14 per share basic and diluted, compared with $2,093,114 or $0.14 per basic and diluted share in 2001. While the loss for 2002 is the same as 2001, the sale of ICM will bring a significant change to the future operations of the Company.

Liquidity and Capital Resources

To date, we have incurred significant and increasing net losses. We anticipate that we may continue to incur significant operating losses for some time in the event that our current business plan does not meet expectations.

We have an accumulated deficit of $4,652,005 at February
28, 2002, and negative working capital of $1,356,650 at February 28, 2002. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time if planned sales from second generation services do not occur. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Our existence is dependent on our ability to obtain additional financing sufficient to allow us to meet our obligations as they become due and to achieve profitable operations.

During the year the Company undertook a number of initiatives to improve short term cash flows. This included:

* On February 8th 2002, the company's wholly owned UK subsidiary ICM Resource Ltd. presented a proposal for a voluntary arrangement under UK legislation with certain creditors of ICM. The proposal was accepted without modification on February 8th 2002 and will result in payments of 18.67 per cent of amounts due to existing creditors in settlement of any outstanding debt.
*   factoring of debts
*   waiving of profit-related bonus
* On May 30, 2002, the Company sold its entire interect in ICM as described in the subsequent events section. The Company will maintain its existing product and service offerings through other trading divisions and/or wholly owned subsidiaries within the group. None of this reorganization activity takes place within the current reporting period and has no material effects on the business strategy of the company. As such any future looking statements within this document refers to Corspan Inc., as a group through any or all of its existing or future trading divisions and/or subsidiaries.


We plan to meet our working capital needs in the coming fiscal year through a combination of organic growth of sales and acquisitions, and through the implementation of second generation services developed this year to the existing client base through Corspan Limited. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.
Additionally we intend to raise the necessary equity capital to finance our growth plan during the coming year.

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


As  permitted,  the Company adopted SFAS 142  during  the
first  quarter ending July 31, 2001.  Upon adoption,  the
Company no longer amortized goodwill, thereby eliminating
annual  goodwill  amortization  of  approximately  $1,809
based  on  anticipated amortization for the period  ended
February 28, 2002.

In June 2001, the FASB issued Statement of Financial
Accounting Standards No. 143 "Accounting for Asset
Retirement Obligations" (Statement 143). Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We are required to adopt Statement
143, for the year beginning January 1, 2002. The adoption of Statement 143 is not expected to have a material effect on our consolidated financial position or results of operations.

The FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets," in August
2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS
No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

Development of the Business

Up until March 16 2001 the Company was a development stage company and its principal business purpose was to locate and consummate a merger or acquisition with a private entity engaged in the CD Rom software industry.

On March 16 2001 the company entered into an agreement to
acquire 100% of the issued and outstanding stock  of  ICM
Resource  Limited which became the sole trading  activity
of   the  company.  ICM  Resource  Limited  is  a   print
facilities management company. Our clients outsource the whole of their print buying function of their operation to us. We take on the role of principal in the purchase of printed material and then "sell" these items to clients. Clients no longer have to manage a direct relationship with a multitude of suppliers such as printers, designers, reprographic houses, paper merchants etc.

As described in the subsequent events section of this document, the company has sold its interest in ICM subsequent to the reporting period covered by this document. The company will maintain its existing product and service offerings through other trading divisions and/or wholly owned subsidiaries within the group. None of this reorganisation activity takes place within the current reporting period and has no material effects on the business strategy of the company. As such any future looking statements within this document refers to Corspan
Inc as a group through any or all of its existing or future trading divisions and or subsidiaries.

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

We have spent the last three years developing an integrated print and digital content management solution.
The development of this solution has involved expenses in the following areas:

*    set up of the internal infrastructure and systems
* upgrading of internal hardware systems to facilitate the solution
* relocation to provide space for personnel and systems
*    recruitment of development staff
*    market research and analysis
*    development of our unique software solution
* licence agreements with third party software developers


We intend to increase our offerings to clients by further developing the system, which integrates printed media and digital formats. This will allow us to service clients total needs while achieving significant margin increase and client lock in.

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

We  are  intending  to  offer a solution  that  addresses
clients   current  and  future  needs  without  extensive
investment  in technology and personnel by  our  clients.
Ultimately we will be responsible for the capture, storage and distribution of client's digital media and brand assets.

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

Management Service Provision (MSP)

Western Europe represents an emerging opportunity for ASP and MSP. It is anticipated that ASP revenues will soar from $93million in 2000 to more than $5.7billion in 2005, representing a 128% compound average growth rate. `It's generally accepted that software as a service concept will become the accepted delivery' (IDC: ` Worldwide ASP
Forecast and Analysis, 2001-2005')

The  delivery  of our second-generation services  via  an
MSP/ASP  model  offers  cost  savings  for  clients   who
understand the principles of outsourcing and aim to reduce internal costs, increase operating margins and re-focus on core shareholder values.

Customer Profiles

We intend to maintain our offering compatible to our existing client profile, but will supplement this with clients that have a requirement for a "full-service" proposition and not simply the stereotypical "design, print and repro management". We are already successfully targeting organizations that use printed catalogues, direct mail or brochures to communicate with their customers. For our second generation of services - the Content and Digital Asset Management Services - our customer profile diversifies into two main types:

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

"The  stronger the affinity between an offering  made  in
print and that of the same offering through an internet e-
commerce  site  dramatically increases the likelihood  of
interest being converted to a purchase." (British Telecom
2000)


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

We believe that the demand for the integration of the delivery of printed materials with innovative digital media is gaining pace as customer acceptance of digital formats, such as the Internet, increases. As a response to this our operating model has been enhanced to include
Content Management (Nucleus), Digital Asset Management and Internet Management Services.

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

We intend to introduce existing clients and clients acquired through the acquisition of subsidiaries, to new services:

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


Subsequent Events

Acquisition of Total Print Solutions Ltd.

On March 1, 2002 Corspan Inc., acquired the total outstanding share capital of Total Print Solutions Ltd. TPS are a UK print broker. Key personnel are remaining as employees of TPS and TPS will continue to operate autonomously maintaining its existing supplier relationships and customer base.

Incorporation of New Media North Ltd.

On March 1, 2002 the New Media operations of the company began trading as a wholly owned incorporated subsidiary company of Corspan Inc. This reflects the expansion that has taken place in this distinct area of the company's operations. New Media North Ltd. (NMN) is currently trading at a profit.

Disposal of our interest in ICM Resource Ltd.

On May 30th 2002 Corspan Inc. disposed of its interest in
ICM Resource Ltd.  to Rob Scott Systems Inc.(RSS) a US
Corporation which has acquired the total outstanding share capital of ICM Resource Ltd. RSS wished to acquire, develop and bring to market the ICM "Eazyprint" quick print solution which is no longer core to Corspan's development strategy.

There has been significant doubts as to the continuation of ICM as a print management company. Bad debts incurred from the demise of Tiny Computers Ltd., a former client of ICM Resource Ltd., the UK computer retailer created increasing cashflow shortfalls.

The Directors are of the opinion that the disposal of this interest was required to progress the Corspan Inc. strategic plan and remove day to day operational pressures from the executives of the company allowing them to focus on the development of the acquisition growth strategy of Corspan Inc.

The company will maintain its existing product and service offerings through other trading divisions and/or wholly owned subsidiaries within the group. This sale has no material effects on the business strategy of the company. As such any future looking statements within this document refers to Corspan Inc as a group through any or all of its existing or future trading divisions and or subsidiaries.


Pending Acquisitions by Corspan Inc.

We are currently in discussions with several company's with regard to possible acquisition with the next 12 months. This includes print manufacturing and traditional media companies.

Item 7.   Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders of Corspan Inc.

We  have  audited  the accompanying consolidated  balance
sheets  of Corspan Inc as of February 28, 2002 and  April
30,  2001  and  the  related consolidated  statements  of
operations, stockholders' deficit and cash flows for  the
year ended April 30, 2001 and the ten month period  ended
to February 28, 2002.   These  financial  statements  are
the  responsibility  of   the Company's  management.  Our
responsibility   is  to  express  an  opinion   on  these
consolidated financial  statements based on our audits.

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

In  our  opinion,  the financial statements  referred  to
above  present  fairly,  in all  material  respects,  the
consolidated  financial position of  Corspan  Inc  as  of
February  28,  2002 and April 30, 2001  and  the  related
consolidated   statements  of  operations,  stockholders'
deficit and cash flows for the year ended from  April 30,
2001 and the ten month period  ended  February  28,  2002
in  conformity   with   accounting  principles  generally
accepted in the  United  States  of America.

The  accompanying financial statements have been prepared
assuming  that  the  Company will  continue  as  a  going
concern.   As  shown  in  the financial  statements,  the
Company incurred a net loss of $2,151,011 during the ten months ended February 28, 2002 and, as of that date, the Company's current liabilities exceeded its current assets by $1,356,650. These factors, among others, as discussed in Note D to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON

Manchester, England
May 30, 2002

                          CORSPAN INC
                  CONSOLIDATED BALANCE SHEET

                                28 February 2002  30 April 2001

ASSETS                               $             $

Current assets
Accounts receivable, net of             81,864        882,360
allowance for doubtful accounts of
$30,872 and $33,900.
Inventories                              1,811         40,215
Prepaid expenses and other assets       16,591         65,420
                                    -----------    -----------
Total current assets                   100,266        987,995

Property and equipment - net           207,503        190,531

Other assets, net                           -           1,789
                                    -----------    -----------
TOTAL ASSETS                           307,769      1,180,315
                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft                          37,719         60,798
Short term debt                        149,202             -
Accounts payable                       115,417      2,398,282
Factored receivables                   501,728         73,038
Due to Parent Company                       -         496,971
Accrued liabilities and customer       642,046        686,619
deposits
Current maturities of obligations       10,804             -
under capital leases
                                    -----------    -----------
                                     1,456,916      3,715,708

OTHER LIABILITIES
Long term maturities of obligations
under capital leases                    64,160             -
Long term debt                       3,438,698         32,350
                                    -----------    -----------
                                     3,502,858         32,350


STOCKHOLDERS' DEFICIT
Common stock, authorized 25,000,000
shares of $0.001 par value;
  Issued and outstanding 15,000,000     15,000         15,000
    shares
Additional paid-in capital             477,110        484,067
Accumulated deficit                 (5,342,883)    (3,191,872)
Accumulated other comprehensive
   income                              198,768        125,062
                                    -----------    -----------
Total stockholders' deficit         (4,652,005)    (2,567,743)
                                    -----------    -----------
Total liabilities and stockholders'    307,769      1,180,315
deficit                             ===========    ===========


The  accompanying  accounting  policies  and  notes  form   an
integral part of these financial statements.

                          CORSPAN INC
             CONSOLIDATED STATEMENT OF OPERATIONS

                             10 months      Year ended    10 months
                             ended          April 30,     ended
                             February 28,   2001          February 28,
                             2002                         2001
                              $              $             $
                              (Audited)      (Audited)     (Unaudited)

Net sales                      2,283,613      6,899,001     6,143,364

Cost of goods sold            (1,794,821)    (6,032,496)   (5,375,979)

Gross profit                     488,792        866,505       767,385

General and administrative    (2,328,097)    (3,000,597)   (2,750,676)
expenses

Loss from operations          (1,839,305)    (2,134,092)   (1,983,291)

Interest expense                (311,706)      (151,002)     (109,823)

NET LOSS                      (2,151,011)    (2,285,094)   (2,093,114)


Net loss attributable to      (2,151,011)    (2,285,094)   (2,093,114)
common shares


Net loss per common share
Basic and diluted                  (0.14)         (0.15)        (0.14)

Weighted average common       15,000,000     15,000,000    15,000,000
shares outstanding



The  accompanying  accounting  policies  and  notes  form   an
integral part of these financial statements.

                            CORSPAN INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                       Common Stock      Additional   Preference    Accumulated
                                         Paid-in        shares         Deficit
                                         capital
                     Shares     Amount              Shares   Amount

Balance at April 30,      1,000   1,565         -        -         -   (906,778)
2000

Issuance of $0.001   15,000,000  15,000    556,105       -         -          -
common stock

Reclassification of
additional capital           -        -    356,500       -         -          -

LSI accumulated              -        -   (428,538)      -         -          -
deficit

Net loss for the year
ended April 30, 2001         -        -          -       -         - (2,285,094)

Foreign currency             -        -          -       -         -          -
translation adjustment

Issuance of                  -        -          -  387,667  554,540          -
preference stock

Reclassification of     (1,000)  (1,565)         - (387,667)(554,540)         -
$0.001 common stock
and preference stock
                     ---------- -------- --------  -------- -------- -----------
Balance at April 30,
2001                15,000,000  $15,000   $484,067        -  $    - $(3,191,872)

Net loss for the             -        -          -        -       -  (2,151,011)
period

Foreign currency             -        -          -        -       -           -
translation
adjustment
                     ---------- --------  --------  -------- ------- -----------
Comprehensive loss
Balance at February
28, 2002            15,000,000  $15,000   $484,067        -  $    - $(5,342,883)
                    ============================================================

                                   Accumulated
                                         Other   Comprehensive  Stockholders'
                                 Comprehensive   Income/(loss) equity/(deficit)
                                        income

Balance at April 30, 2000               23,702             -        (881,511)
Issuance of $0.001 common stock              -             -         571,105
Reclassification of additional               -             -         356,500
capital
LSI accumulated deficit                      -             -        (428,538)
Net loss for the year ended
  April 30, 2001                             -  $ (2,285,094)     (2,285,094)
Foreign currency translation           101,360       101,360         101,360
  adjustment
Issuance of preference stock                 -             -         554,540
Reclassification of $0.001 common            -             -        (556,105)
stock and preferred stock
                                                --------------
Comprehensive loss                              $ (2,183,734)
                                     ---------- ==============   ------------
Balance at April 30, 2001           $  125,062             -      (2,567,743)
Net loss for the period                      -  $ (2,151,011)     (2,151,011)
Foreign currency translation            66,749        66,749          66,749
adjustment
                                                --------------
Comprehensive loss                              $ (2,084,262)
                                     ---------- ==============   ------------
Balance at February 28, 2002         $ 191,811                   $(4,652,005)
                                     ==========                  ============


The accompanying accounting policies and notes form an integral part of these financial statements.

                                  CORSPAN INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Period ended      Year ended     Period ended
                             February 28, 2002  April 30, 2001 February 28, 2001
                                      $                $               $
                                  (Audited)       (Audited)       (Unaudited)
Cash flows from operating
activities:
  Net loss                        ($2,151,011)    ($2,285,094)    ($2,093,114)

Adjustments to reconcile net
loss to net cash provided by
operating activities:

Foreign currency transaction
   adjustment                              -           25,067          22,612
Depreciation and amortization         83,085          100,330          91,550
Profit/(loss) on sale of
  property and equipment                   -          (16,893)          6,740
Changes in:
  Receivables                        123,172         (239,306)     (1,187,499)
  Inventories                         38,404           19,229        (255,433)
  Prepaid expenses and other          48,830            8,868         (75,943)
  Accounts payable                   833,872        2,075,230       1,972,880
  Accrued liabilities and
   customer deposits                 641,340          681,597         974,163
                                  -----------      -----------     -----------
   Net cash provided /(used)
   in operating activities          (382,308)         369,028        (544,044)

Cash flows from investing activities:
Purchase of property and equipment    (9,264)        (219,128)        (213,837)
Sale of property and equipment             -           91,640                -
                                  -----------      -----------     -----------
Net cash used in investing activities (9,264)        (127,488)        (213,837)

Cash flows from financing activities:
Bank overdraft                       (23,079)         (39,152)         (76,811)
Net repayments of loan                     -           (4,716)               -
Payments on obligations under
  capital leases                     (14,039)        (107,914)         (25,580)
Net receipts on factored receivables 428,690          (98,317)         860,272
                                  -----------      -----------     -----------
Net cash provided by financing
  activities                         391,572         (250,099)         757,881
                                  ===========      ===========     ===========
NET INCREASE IN CASH                       -            8,559                -

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                          -           (8,559)               -

Cash, beginning of period                  -                -                -
                                  -----------      -----------     -----------
Cash, end of period                        -                -                -

Supplemental cash flow information:
Cash paid for interest         $     311,706       $  149,301      $   109,823

Non-cash information:
   Conversion of debt
    into common stock                      -       $  554,540      $   554,540
   Equipment acquired through
    capital leases             $      89,003                -                -



The accompanying accounting policies and notes form an integral part of these financial statements.

CORSPAN INC - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   London Software Industries Inc. changed its name on October 12, 2001 to Corspan Inc. ("the Company") and conducted its operations during the financial period through its wholly owned subsidiary, ICM Resource Limited ("ICM"), located in the United Kingdom. ICM is a facilities management company which provides a print management solution to companies who wish to outsource the procurement and management of their print and print related items.

    On February 27, 2002 the Company changed its year end from April 30 to February 28. The financial information presented includes the 10 months ended February 28, 2002, the unaudited corresponding 10 months ended February 28, 2001, and the audited 12 months ended April 30, 2001.

    The financial information for the 10 months ended February 28, 2001, which is presented due to the change in the Company's year end, is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) that the Company consider necessary for fair presentation of the results of operations and cash flows for the period then ended.


    1.  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ICM.

    On March 16, 2001, the Company, a non-operating company with 15,000,000 common shares outstanding, acquired 100% of the outstanding common stock of ICM, a company incorporated under the laws of the United Kingdom ("the Acquisition"). The Acquisition resulted in the owners and management of ICM having effective operating control of the combined entity.

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

    Accordingly, the consolidated financial statements of the Company presented, are the historical financial statements of ICM for the same periods adjusted for the following transaction contained in the Share Exchange Agreement executed at consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable effects were that the Company acquired all of the outstanding shares of common stock of ICM in exchange for 13,500,000 shares of newly issued common stock of the Company. The common stock in addition to the existing Company shares outstanding, collectively resulted in the recapitalization of the Company. Earnings per share (EPS) calculations include the Company's change in capital structure for all periods presented.

    2.  Revenue Recognition

   The Company recognizes income when products are shipped, and the customer has accepted delivery.

    3.  Significant customer
   Sales to one customer accounted for 34% of turnover in 2002 and 0.27% of turnover in 2001. During February 2002, this customer went into receivership and all the outstanding receivables were written down to zero.

    4. Inventories

    Inventories consist primarily of raw materials, work-in-progress, and finished goods and are carried at the lower of cost (first-in, first-out method) or market value.


    5. Property and Equipment

    Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the assets' estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

           Office furniture and equipment      3 - 10 years
           Vehicles                            3 - 4 years


    6. Income Taxes

    The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting purposes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

    7. Use of Estimates

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


    8. Net Loss Per Common Share

    Net loss per common share, basic and dilutive, has been computed using weighted average common shares outstanding. The company has no potential dilutive securities.


    9. Comprehensive Income

    Comprehensive income / (loss) represents net income / (loss) plus the effect of translation adjustments on consolidation.


    10.  Recent Accounting Pronouncements

   On June 29, 2001, the Financial Accounting Standards Board
(FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. As permitted, the Company adopted SFAS 141 and 142 during the first quarter ending July 31, 2001. Upon adoption, the Company no longer amortized goodwill, thereby eliminating annual goodwill amortization of approximately $1,789 based on anticipated amortization for the period ended February 28, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We are required to adopt Statement 143, for the year beginning January 1, 2002. The adoption of Statement 143 is not expected to have a material effect on our consolidated financial position or results of operations.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.


NOTE B - INVENTORIES

    Inventories consist of the following:


                                 February 28       April 30
                                        2002           2001
                                           $              $

   Raw materials                           -         28,602
   Work in progress                    1,811         11,613
                                 ------------    -----------
                                       1,811         40,215
                                 ============    ===========

NOTE C - PLANT AND EQUIPMENT

  Plant and equipment consist of the following:


                                 February 28       April 30
                                        2002           2001

    Office furniture and equipment   256,139        248,726
    Vehicles                          87,743              -
                                 ------------    -----------
                                     343,882        248,726
    Less accumulated depreciation
      and amortization              (136,379)       (58,195)
                                 ------------    -----------
                                     207,503        190,531
                                 ============    ===========

  During the year the Company acquired equipment on capital leases totaling $89,003. The gross amounts payable as at the year end are $90,791, which includes interest of $15,827, leaving the net amounts repayable of $10,804 in the short term and $64,160 in the long term.

NOTE D - BASIS OF PRESENTATION AND REALIZATION OF ASSETS

   The financial statements have been prepared on a basis that contemplates the Group's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $5,342,883 at February 28, 2002, and negative working capital of $1,356,650 at February 28, 2002. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Group's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

    The Group's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.
The Group's limited operating history, including its losses, primarily reflect the operations of its early stage.

    The Group requires additional capital principally to meet its costs for the implementation of its business plan. Should the Group's business plan not work then it is not anticipated that the Group will be able to meet its financial obligations through internal net revenue in the foreseeable future. Therefore, future sources of liquidity will be limited to the Group's ability to obtain additional debt or equity funding.

     During the year, the Group undertook a number of initiatives to improve short term cashflows, including the accepted proposal for a company voluntary arrangement under UK legislation with certain creditors of ICM, factoring some of the accounts receivables and waiving of profit related bonus.

     Based on our operating plan, we are seeking arrangements for long-term funding through additional capital raising activities.
The Group is actively reviewing various avenues to raise finance and we are currently visiting with and meeting a number of potential investors.


NOTE E - AMOUNTS DUE TO PARENT COMPANY

    As at February 28, 2002, ICM owed $550,804 to Ci4Net.com
Limited, the ultimate parent company. This loan is included in the voluntary arrangement and is repayable in line with the terms of this arrangement.


NOTE F - LONG TERM DEBT

    During the year ICM entered into a company voluntary arrangement, whereby the company will pay 8,800 GBP per month for a period of 4 years. The debt included within the arrangement is not extinguished until the 4 years' payments have been made. Therefore, the majority of this debt ($3,438,698) has been classified as long term within the consolidated balance sheet and the payments to be made in less than one year ($149,202) have been classified as short term debt.


NOTE G - PROVISION FOR INCOME TAXES

    Due to the continuing losses, the company does not have any taxable income and accordingly no tax expense has been recorded.

                                       2002           2001


Current tax expense                 $        -     $        -

  Deferred tax assets (liabilities)
    Tax loss carryforward           $1,022,400     $  426,253
      Other                                  -              -
                                    -----------   ------------
                                     1,022,400        426,253

     Less valuation allowance       (1,022,400)      (426,253)

     Net deferred tax asset         $        -     $        -


    The Company has available for carryforward approximately $3,408,000 of income tax losses. A valuation allowance is required for those deferred tax assets that are not likely to be realized. The change in the valuation allowance for the 10 months ended February 28, 2002 was $596,147.

    Realization is dependent upon future earnings during the period that temporary differences and carry forwards are expected to be available. Because of the uncertain nature of their ultimate utilization, a full valuation allowance is recorded against these deferred tax assets.


NOTE H - COMMITMENT

    The Group rents office space under operating leases, through ICM, that expire through 2010. Rent expense under these leases was $94,000 in 2002. Due to the disposal of ICM on May 30, 2002 the commitments noted below are currently being reviewed.

    Future minimum lease payments on the leases are as follows
(thousands):


     Year ending February 28,

          2003                                 81,356
          2004                                 81,356
          2005                                 81,356
          2006                                 81,356
          2007                                 81,356
         Thereafter                           186,440

         Total                               $593,220


NOTE I - FACTORING OF DEBTS

The company has an agreement to sell, on an on-going basis, certain receivables subject to the terms of the agreement. As the credit risk of these receivables remains with the company, this arrangement is accounted for as a loan securitized. The company is permitted to receive advances of up to 60% of the receivables sold to the lender. At February 28, 2002, $501,728 had been borrowed from the lender which is included in current liabilities.


NOTE J - SUBSEQUENT EVENTS

On March 1, 2002 Corspan Inc., acquired the total outstanding share capital of Total Print Solutions Limited, a UK print broker.

On May 30, 2002 Corspan Inc. disposed of its interest in ICM Resource Limited, which included substantially all of the assets and liabilities of the Company to Rob Scott Systems Inc. (RSS), a US Corporation, for nominal consideration. RSS wished to acquire, develop and bring to market the ICM "Eazyprint" quick print solution which is no longer core to Corspan's development strategy.

Item 8. Changes in and disagreements with Accountants on accounting and financial disclosure

There have been no disagreements with accountants on accounting and financial disclosure matters.

On August 10, 2001, Graf Repetti & Co LLP and the Company agreed to the resignation of Graff Repetti & Co LLP as independent public accountants of Registrant.

The reports of Graf Repetti & Co LLP on the financial statements of the Company for the year ended April 30, 2000, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

The Registrant's Board of Directors participated in and approve the decision to change independent accountants.

In connection with its audits and through August 10, 2001, there were no disagreements with Graf Repetti & Co LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure,, which disagreements if not resolved to the satisfaction of Graf Repetti & Co LLP would have caused them to make reference thereto in their report on the financial statements for such years.

During the two most recent fiscal years and through August 10, 2001, there were no reportable events (as defined in Regulation
S-B Item 304(a)(1)(vi)).

The Company engaged Grant Thornton as its new independent accountants as of August 17, 2001. During the period through August 10, 2001, the Company had not consulted with Grant Thornton on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 403(a)(2)).

                            PART III

Item 9.  Directors and Executive Officers

On August 15, 2001, Barbara Platts officially tendered her resignation as President and Director and was replaced by Ian
Warwick as the Company's new President.


Name                     Age     Positions

Ian Warwick               42     President and Director
Alan G R Bowen            55     Secretary and Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Ian Warwick has been President and Chief Executive Officer since August 15, 2001. Mr Warwick has been President and CEO of ICM Resource Limited since 1995 when he founded the company. From 1994 to 1995, Mr. Warwick was UK Sales Manager at British Printing Company Ltd, Europe's largest printing company. From 1992 To 1994, Mr. Warwick was Sales Manager at Graphoprint, a printing company. From 1987 to 1991 Mr Warwick worked in the advertising and Marketing Industry for various companies in the Southern USA, Mr Warwick's role included the control and management of corporate sponsorship contracts linked to specific events. From 1982 to 1986 Mr Warwick worked as a consultant in the Oil Business both in the North Sea and Texas with specific responsibilities for exploration oil wells involving toxic gases. From 1976 to 1982 Mr Warwick was a communications specialist in Her Majesty's Royal Navy, serving in both the Falklands and Middle East. Mr Warwick received qualifications in Communications and Oil Field Engineering from Leith Nautical College and Business Management Studies from Newcastle College.

Alan G.R. Bowen, the Company's Secretary and director, is a graduate in Mathematics from Birmingham University (UK) and worked within the UK as a graduate trainee for Unilever before moving into retailing with British Shoe Corporation, part of the Sears Group. In 1971, he joined NSS Newsagents and progressed to become Retail Director and then Group Managing Director. He left NSS Newsagents after it was taken over by Gallahers Tobacco and formed an independent business Mayfair Cards, a greetings card company. He retired from Mayfair Greetings Cards in 1999 and joined Corspan Inc.

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


Item 10.    Executive Compensation

SUMMARY

The Company has not had a profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. All profit related bonuses due to the directors of the Group have been waived during the year.

Summary Compensation Table

     The following table sets forth information for each of the fiscal periods ended February 28, 2002, and 2001 concerning the compensation paid and awarded to all individuals serving as our executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods:


Name            Position      Year     Salary        Bonus

Ian Warwick     President     2002    $  123,000        -
                              2001    $  123,000        -


CASH COMPENSATION:
Compensation of $140,790 was paid to Ian Warwick during the period ended February 28, 2002.

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


Item 11. Security ownership of certain beneficial owners and managements

The following table sets forth the information, to the best knowledge of the Company as of May 31, 2002, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name and Address of         Amount and Nature of       Percent
Beneficial Owner            Beneficial Ownership       of Class
----------------            --------------------       --------

DBP Holdings Ltd .                   9,450,000            63%
The Old Chapel
Sacre Couer, Rouge Bouillon
St Helier, Jersey, C.I.

Picturesque Limited                  4,050,000            27%
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


Item 12.   Certain relationships and related transactions

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the period ended February 28, 2002, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the period ended February 28, 2002, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:

To the best of Management's knowledge, during the period ended February 28, 2002 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:

To the best Knowledge of management, no such transactions exist.


Item 13.   Exhibits and reports on Form 8-K

(C) REPORTS ON FORM 8-K

On February 27, 2002 a form 8k was filed disclosing the change in the Company's fiscal year end from April
30 to February 28.

A form 8k was filed on June 12, 2002, disclosing the disposal of ICM Resource Limited.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

The undersigned is an officer of Corspan Inc., has read the statements contained in this Registration statement and states that the contents are true to the undersigned's own knowledge.


                         CORSPAN INC.
----------------------
                         (Registrant)
Date: June 14, 2002

By: /s/ Ian Warwick
    ------------------
    President