Form 10QSB
period 2002-05-31
CORSPAN INC
filed 2002-07-19
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended May 31, 2002

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

                      Yes __X____      No_______

As of July 12, 2002, the following shares of the Registrant's common stock were issued and outstanding:

         15,190,000 shares of voting common stock

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements
          CONSOLIDATED BALANCE SHEETS
          CONSOLIDATED STATEMENTS OF OPERATIONS
          STATEMENT OF CASH FLOWS
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES
          Note 2.   RECENT ACCOUNTING PRONOUNCMENTS
          Note 3.   BASIS OF PRESENTATION
          Note 4.   REALIZATION OF ASSETS
          Note 5.   ACQUISITION
          Note 6.   DISPOSAL

Item 2.   Management's Discussion And Analysis or Plan of
Operations

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of
          Security Holders

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                         CORSPAN INC.
                   CONSOLIDATED BALANCE SHEETS

                                    As Of           As Of
                                May 31, 2002  February 28, 2002
                                 (Unaudited)      (Audited)
                                 -----------------------------
ASSETS
Current Assets
Accounts receivable,
net of allowance for doubtful
 accounts of $0 and $30,872         $  481,371     $  81,864
Inventories                              1,721         1,811
Other current assets                    43,342        16,591
                                    -----------   -----------
Total Current Assets                   526,434       100,266

Goodwill                               634,047             0
Property and equipment - net             3,786       207,503
                                    -----------   -----------
TOTAL ASSETS                        $1,164,267     $ 307,769
                                    ===========   ===========


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Bank overdraft                      $   76,281     $  37,719
Short term debt                        388,101       149,202
Deferred income                        271,192             0
Accounts Payable                       333,532       115,417
Factored receivables                   408,042       501,728
Accrued Expenses                       294,793       642,046
Current maturities of obligations
under capital leases                         0        10,804
                                    -----------   -----------
Total Current Liabilities            1,771,941     1,456,916

Long term debt                          32,350     3,438,698
Long term maturities of
obligations under capital leases             0        64,160
                                    -----------   -----------
Total Liabilities                    1,804,291     4,959,774

Stockholders' Deficit
 Common Stock, $.001 par value,
 Authorized 50,000.000 Shares;
 Issued and Outstanding
 15,190,000 and 15,000,000              15,190        15,000

Additional Paid in Capital           1,053,880       484,067

Accumulated Deficit                 (1,716,683)   (5,342,883)

Accumulated other comprehensive
Income                                   7,589       191,811
                                    -----------   -----------
Total Stockholders' Deficit           (640,024)   (4,652,005)
                                    -----------   -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT               $1,164,267      $307,769
                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                           CORSPAN INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the 3      For the 3
                                    months ended   months ended
                                    May 31, 2002   May 31, 2001
                                     (Unaudited)    (Unaudited)
                                 -----------------------------
Net Sales                             $ 200,020   $ 1,077,136
Cost of goods sold                       38,011       936,263
                                     -----------   -----------
Gross Profit                            162,009       140,873

Operating Expenses
Sales and Marketing                      83,675        83,810
General and Administrative              489,834       365,484
Depreciation and amortization            15,869        19,446
                                     -----------   -----------
Total Operating Expenses                589,378       468,740
                                     -----------   -----------
Operating loss from
continuing operations                  (494,845)            0

Operating profit/(loss) from
discontinued operations                  67,476      (327,867)
                                     -----------   -----------
Operating Loss                         (427,369)     (327,867)

Gain on disposal of subsidiary        4,112,975             0

Interest Expense                        (59,405)      (83,097)
                                     -----------   -----------
Net Profit/(Loss)                  $  3,626,201    $ (410,964)
                                     ===========   ===========
Net Profit/(Loss) attributable
to common shares                   $  3,626,201    $ (410,964)
                                     ===========   ===========

Net Profit/(Loss) per common share
Basic and diluted                    $    0.24      $   (0.03)
                                     ===========   ===========
Continuing Net Loss per common share
Basic and diluted                    $   (0.03)     $    0.00
                                     ===========   ===========
Weighted average
common shares outstanding           15,190,000     15,000,000
                                     ===========   ===========


The accompanying notes are an integral part of these financial statements.

                           CORSPAN INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

                                     For the 3      For the 3
                                    months ended   months ended
                                    May 31, 2002   May 31, 2001
                                     (Unaudited)    (Unaudited)
                                 -----------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Profit/(Loss)                   $  3,626,200  $  (410,964)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Depreciation and amortization             15,869       19,470
Profit on sale of property
and equipment                            (14,991)     (24,162)
Gain on disposal of subsidiary        (4,112,975)           0
Changes in Operating Assets
and Liabilities
Accounts Receivable                     (755,501)   1,390,443
Inventories                                   84      286,367
Other Current Assets                     (36,876)      94,709
Deferred Income                          271,192        9,196
Accounts Payable                       1,268,930      274,079
Accrued Expenses                        (235,775)    (676,609)
                                     -----------   -----------
Total Adjustments                     (3,600,043)   1,373,493
                                     -----------   -----------
Net Cash provided by Operating
  Activities                              26,157      962,529

CASH FLOWS FROM INVESTING
ACTIVITIES:
Sale of property and equipment            73,367       96,202
                                     -----------   -----------
Net cash provided
by investing activities                   73,367       96,202

CASH FLOWS FROM FINANCING
ACTIVITIES:
Bank Overdraft                            55,100      (17,077)
Payments on obligations under
 capital leases                          (74,964)     (92,440)
Net Receipts from Group loan                   0       (5,453)
Net Receipts on factored receivables     (79,660)    (943,761)
                                      -----------  -----------
Net Cash Utilized
by Financing Activities                  (99,524)  (1,058,731)

Net Change in Cash                             0            0
Cash at Beginning of Period                    0            0
                                     -----------   -----------
Cash at End of Period                   $      0   $        0
                                     ===========   ===========
Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                        $83,097    $   59,405
Shares issued for acquisition         $ 570,000    $        0
                                     ===========   ===========

The accompanying notes are an integral part of these financial statements.

                 NOTES TO FINANCIAL STATEMENTS
                          May 31, 2002

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business

During the quarter to 31 May 2002, Corspan Inc. ("the Company") conducted its operations through its wholly owned subsidiaries , Total Print Solutions Limited ("TPS"), New Media North Limited ("NMN"), Corspan Limited, and ICM Resource Limited ("ICM") which was disposed of on 30 May 2002. All of the subsidiaries are located in the United Kingdom.

Prior to 1 March 2002, the Company conducted its operations entirely through ICM Recource Limited.

B. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ICM, TPS, NMN and Corspan Limited.

On March 1, 2002, the Company, a non-operating company acquired
100% of the outstanding common stock of TPS, a print broker company incorporated under the laws of the United Kingdom ("the
Acquisition").

The basic structure and terms of the Acquisition, together with the applicable effects were that the Company acquired all of the outstanding shares of common stock of TPS in exchange for 190,000 shares of newly issued common stock of the Company.

Under accounting principles generally accepted in the United States of America, the Acquisition is considered to be a business combination. That is, the results of TPS have been included in the consolidated financial statements since the acquisition. Goodwill arising on the acquisition is recorded at the fair value of the newly issued common stock of the Company less the fair value of the net assets acquired.

On May 30, 2002, the Company, disposed of 100% of the outstanding common stock of ICM, the subsidiary of the company acquired on March 16, 2001, to a third party ("the Disposal").

The basic structure and terms of the Disposal, together with the applicable effects were that the Company disposed of all of the outstanding shares of common stock of ICM in exchange for $1. The profit on the Disposal has been included within the Statement of Operations for the period. This profit has been calculated as the consideration received of $1 together with the fair value of the net liabilities disposed of at the date of the Disposal.


C. Revenue Recognition

The Company recognizes income when products are shipped.


D.   Use of Estimates

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


NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

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

As permitted the Company has adopted SFAS 141, therefore the goodwill generated on the acquisition of TPS will not be amortized in future periods but tested for impairment annually.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We are required to adopt Statement 143, for the year beginning March 1, 2002. The adoption of Statement 143 did not have a material effect on our consolidated financial position or results of operations.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on March 1, 2002 did not have a material effect on our consolidated financial position or results of operations.


NOTE 3 - BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by us, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the period ended February 28, 2002.

The financial statements presented herein, for the three months ended May 31, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.


NOTE 4 - REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates the Group's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $1,716,683 at May 31, 2002, and negative working capital of $1,245,507 at May 31, 2002. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Group's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its current obligations and to achieve profitable operations.


NOTE 5 : ACQUISITION

On March 1, 2002, the Company acquired 100% of the outstanding common shares of TPS. The results of TPS's operations have been included in the consolidated financial statements since that date.

The aggregate purchase price was common stock valued at $570,000.
The value of the 190,000 common shares issued was determined based on the average market price of the Company's common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the net assets acquired and liabilities assumed at the date of acquisition.

                                     At March 1, 2002
                                      --------------

Current assets                   $               51,069
Property, plant and equipment                     2,799
                    _________
Total assets                                     53,868
Current liabilities                            (117,915)
                                              _________
Net liabilities acquired                        (64,047)
Consideration                                   570,000
                                              _________
Goodwill                                        634,047
                                              =========

NOTE 6: DISPOSAL

On May 30, 2002, the Company disposed of 100% of the outstanding common stock of ICM in exchange for consideration of $1. The results of ICM's operations have been included in the consolidated financial statements up until this date.

The following table summarizes the values of the net assets and liabilities of ICM at the disposal date and the gain arising.

                                        At May 30, 2002
                                        --------------

Current assets                           $   365,085
Property, plant and equipment                132,271
                    _________
Total assets                                 497,356
Total liabilities                         (4,610,330)
                                           _________
Net liabilities disposed                  (4,112,974)
Consideration                                     (1)
                                           _________
Gain on disposal                           4,112,975
                                           =========

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


Liquidity

To date, we have incurred significant net operating losses. We anticipate that we may continue to incur significant operating losses for some time in the event that our current business plan does not meet expectations. We have an accumulated deficit of $1,716,683 at May 31,2002, and negative working capital of $1,245,507 at May 31,2002. These matters, among others, raise substantial doubt about our ability to remain a going concern.

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

The company is currently seeking financing through private placements and has received approval to trade it's shares by the NASD. The company hopes to raise significant proceeds through this medium, which will be used to fund future acquisitions and operating expenses. The Company is actively reviewing various avenues to raise capital and we are currently visiting with and meeting a number of potential investors.

The company, through a wholly owned subsidiary, New Media North Ltd., has entered into an agreement to sell, on an on-going basis, certain receivables subject to the terms of the agreement. As the credit risk of these receivables remain with the company, this arrangement is accounted for as a loan securitized. The company is permitted to receive advances of up to 60% of the receivables sold to the lender.

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

Corspan Inc. is engaged in the business of developing and marketing a bottom-up print-solutions operation, layering additional services over acquired profitable businesses, creating new efficiencies and enhanced profitability.

We intend to seek out and acquire companies who fulfill our acquisition requirements in each of our chosen industry sectors in the UK. Through this strategy, we aim to increase market share, consolidate our industry share whilst increasing our competitive advantage.

The marketplace is currently extremely fragmented, which gives
Corspan a wide-open opportunity to acquire at low cost a broad portfolio of solutions, products and services that we can unify under one footprint.

There is currently no dominant, unified provider servicing the $130 billion marketing communications marketplace where Corspan currently operates.


Acquisition of Total Print Solutions Ltd.

On March 1, 2002 Corspan Inc., acquired the total outstanding share capital of Total Print Solutions Ltd. "TPS". TPS are a UK print broker. Key personnel are remaining as employees of TPS and TPS will continue to operate autonomously maintaining its existing supplier relationships and customer base.

Incorporation of New Media North Ltd.

On March 1, 2002 the New Media operations of the company began trading as a wholly owned incorporated subsidiary company of Corspan Inc. This reflects the expansion that has taken place in this distinct area of the company's operations. New Media North Ltd. (NMN) is currently trading at a profit.

Disposal of interest in ICM Resource Ltd.

On May 30th 2002 Corspan Inc. disposed of its interest in
ICM Resource Ltd.  to Rob Scott Systems Inc.(RSS) a US
Corporation which has acquired the total outstanding share capital of ICM Resource Ltd. in order to acquire, develop and bring to market the ICM "Eazyprint" quick print solution which is no longer core to Corspan's development strategy.

There has been significant doubts as to the continuation of ICM as a print management company. Bad debts incurred from the demise of Tiny Computers Ltd., a former client of ICM Resource Ltd., the UK computer retailer, created increasing cashflow shortfalls.

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

Pending Acquisitions by Corspan Inc.

We are currently in discussions with several companies with regard to possible acquisition within the next 12 months. This includes print manufacturing and traditional media companies.

The company's immediate viability as a going concern is dependent upon raising the necessary capital and ultimately generating cash. Our limited operating history, including our losses, primarily reflects the operations of an early stage enterprise.

Any additional financing may not, however, be available to us when needed on commercially reasonable terms, or at all. If this were to occur, our business and operations would be materially and adversely affected.

Overview


The company is currently operating through two wholly owned subsidiaries, New Media North Ltd. (NMN) and Total Print
Solutions Ltd. (TPS)

On March 1, 2002 the New Media operations of the company began trading as a wholly owned incorporated subsidiary company of Corspan Inc. This reflects the expansion that has taken place in this distinct area of the company's operations. New Media North Ltd. (NMN) is currently trading at a profit.

On March 1, 2002 Corspan Inc., acquired the total outstanding share capital of Total Print Solutions Ltd. "TPS". TPS are a UK print broker. Key personnel are remaining as employees of TPS and TPS will continue to operate autonomously maintaining its existing supplier relationships and customer base.

Our losses from trading operations have stabilized in quarter ending May 31, 2002 compared to the previous 3 months. Management believes that further acquisitions scheduled over the next 12 months with return the company to a profitable trading position. Our focus on higher margin sales has been supported by the acquisition of TPS who operate as a broker and can therefore deliver significantly higher margins and NMN who are operating in an industry sector that attracts significantly higher gross margins than our recent operating history has been able to provide.

Sales

Our revenues were derived from print procurement brokerage and resale, the management of print production, design and layout, reprographics and mailing services and the design and application of internet enabled content.

Total sales revenues for the quarter ending the May 31 2002 were $200,020 compared to sales revenues of $1,077,136 for quarter ending May 31 2001. The decline in sales of ICM Resource Ltd. has, in the short term, effected initial sales revenues although gross profit increased by over $20,000.

TPS experiences the least sales activity in this quarter, in particular April and May, and increased levels of sales revenues are anticipated for the remainder of the year.

Gross Profit

Our gross profit for the quarter ending May 31 2002 was 81% of sales revenues compared to quarter ending May 31, 2001 gross margin of 13%. This is an increase of gross profit of $21,136 on a lower level of sales. It is felt that these increased gross margin results are a continued reflection of our focus on higher quality sales over the last quarter and that these increased gross margin figures can be maintained as we re-establish sales activity, introduce our second generation services over the next 12 months and continue our growth.


Selling Expenses

During quarter ending May 31 2002 we incurred $83,675 in advertising, promotion, marketing program and sales expenses.
This is almost identical figure to the same period ending May 31
2001 of $83,810. We have stabilized this cost and do not see a dramatic increase over the next 12 months.

General & Administrative Expenses

During quarter ending May 31 2002 we incurred $489,834 in general and administrative expenses compared to $365,484 in quarter ending May 31 2001.

Operating Loss

The reported operating loss has increased by $99,502 from $327,867 in the period to 31 May 2001 to $427,369 in the period to 31 May 2002.

Net Loss

The reported net profit in the period to 31 May 2002 was $3,626,201 (or $23.9 per share basic and undiluted) after a one-time gain of $4,112,975 on the disposal of ICM, compared with a net loss of $410,964 or $0.03 loss per share basic and undiluted in the quarter to 31 May 2001.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The directors are not aware of any further pending legal proceedings against the Company.


Item 2.   Changes in Securities

There has been no change in the Company's securities since the filing of its Form 10KSB.


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


CORSPAN, INC.
-----------------------------------
(Registrant)
Date: July 18, 2002

By: /s/ Ian Warwick
    ---------------
    President