Form 10QSB/A
period 2002-05-31
CORSPAN INC
filed 2002-07-19
CIK 1080129

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of
          Security Holders

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

GRANT THORTON

Board of Directors
Corspan Inc.
Birchwood House
Chadwick Park
Cheshire
WA3 6AE

                                                     19 July 2002

Dear Sirs:

CORSPAN INC 31 MAY 2002 10QSB

We have reviewed the accompanying 10QSB of Corspan Inc., and consolidated subsidiaries as of May 31, 2002, and for the three-month periods ended May 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United State of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly we do not express such an opinion.

Based on our review, except for the reclassification of $388,101 of loan receipts as debt rather than a movement in accounts payable, within the cashflow, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Yours faithfully,

Grant Thorton

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