Form 10QSB
period 2002-08-31
CORSPAN INC
filed 2002-10-23
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended August 31, 2002

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

Birchwood House, Chadwick Park
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

                      Yes __X____      No_______

As of October 18, 2002, the following shares of the Registrant's common stock were issued and outstanding:

         15,686,920 shares of voting common stock




INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements
          CONSOLIDATED BALANCE SHEETS
          CONSOLIDATED STATEMENTS OF OPERATIONS
          STATEMENT OF CASH FLOWS
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES
          Note 2.   RECENT ACCOUNTING PRONOUNCMENTS
          Note 3.   BASIS OF PRESENTATION
          Note 4.   REALIZATION OF ASSETS
          Note 5.   ACQUISITION - CAMPAIGN NETWORK
  	     Note 6.   ACQUISITION - HIGH LOW GLOBAL SYSTEMS INC
          Note 7.   SEGMENTAL INFORMATION

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

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES







PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

CORSPAN INC.
CONSOLIDATED BALANCE SHEETS

                                            As Of         As Of
                                         August 31,    February 28,
                                            2002           2002
     	                                    (Unaudited)    (Audited)
                                 	  -----------------------------

ASSETS
Current Assets
Cash                                      $  119,967    $       0
Accounts receivable, net of allowance
for doubtful accounts of $0 and $30,872    2,458,299       81,864
Inventories                                   11,859        1,811
Other current assets                          59,744       16,591
                                           _________     _________

Total Current Assets                       2,649,869      100,266

Goodwill                                   2,115,780            0
Intangible                                   265,263            0
Property and equipment - net                  34,496      207,503
                                           _________    _________

TOTAL ASSETS                              $5,065,408    $ 307,769
                                           =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Bank overdraft                            $   25,305    $   37,719
Short term debt                              330,022       149,202
Deferred income                            1,067,123             0
Accounts Payable                           1,307,550       115,417
Factored receivables                         968,585        501,72
Accrued Expenses                             356,128       642,046
Current maturities of obligations
under capital leases                               0        10,804
                                           _________     _________
     Total Current Liabilities             4,054,713     1,456,916


Other non-current liabilities
Long term debt                                32,350	     3,438,698
Minority interest                             75,633             0
Long term maturities of
obligations under capital leases                   0	        64,160
                                           _________      _________

Total Liabilities                          4,162,696     4,959,774

Stockholders' Equity/(Deficiency)
 Common Stock, $.001 par value,
 Authorized 50,000,000 Shares;
 Issued and Outstanding
 15,686,920 and 15,000,000	                    15,687	        15,000

Additional Paid in Capital                 2,842,295       484,067
Accumulated Deficit                       (1,882,977)   (5,342,883)
Accumulated other comprehensive Income       (72,293)      191,811
                                           _________	     _________
Total Stockholders'
Equity/(Deficiency)                          902,712    (4,652,005)

TOTAL LIABILITIES AND                      _________	     _________
STOCKHOLDERS' EQUITY/(DEFICIENCY)         $5,065,408	      $307,769
                                           =========     =========

The accompanying notes are an integral part of these financial statements.




CORSPAN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the 3      For the 3
                                          months ended   months ended
                                          August 31,     August 31,
2002           2001
                                          (Unaudited)    (Unaudited)
                                         ---------------------------

Net Sales                                 $    1,540,955 $   696,575
Cost of goods sold                               555,923     561,506
                                               _________   _________
Gross Profit                                     985,032     135,069

Operating Expenses
Sales and Marketing                               84,061     143,190
General and Administrative                       846,824     447,492
Depreciation and amortization                     15,951      25,493
                                               _________    _________
Total Operating Expenses                         946,836     616,175
                                               _________    _________

Operating Profit/(Loss)                           38,196    (481,106)

Interest Expense                                 (49,854)    (54,420)
                                               _________    ________
Net Loss before
income taxes                                     (11,658)  (535,526)

Income tax expense                              (153,450)         0

Minority interest                                 (1,186)         0

Net Loss after                                 __________    ________
income taxes                                   $(166,294)  $(535,526)
                                               ==========   =========
Net Loss attributable
to common shares                               $(166,294) $(535,526)
                                               ==========  =========
Net Loss per common share
Basic and diluted                              $   (0.01)  $   (0.04)
                                               ==========   =========
Weighted average
common shares outstanding                     15,686,920   15,000,000
                                               ==========   =========

The accompanying notes are an integral part of these financial statements.

CORSPAN INC.
STATEMENT OF CASH FLOWS (Unaudited)

                                          For the 3      For the 3
                                          months ended   months ended
                                          August 31,     August 31,
2002           2001
                                          (Unaudited)    (Unaudited)
                                         ---------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                  $    (166,294) $  (535,526)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating Activities:
Minority interest                                 1,186            0
Depreciation and amortization                    15,951       16,754

Changes in Operating Assets
and Liabilities
Accounts Receivable                          (1,675,563)     (98,557)
Inventories                                     (10,338)      (1,009)
Other Current Assets                            (15,120)      15,475
Deferred Income                                 780,237     (135,466)
Accounts Payable                              1,037,748       423,108
Accrued Expenses                               (440,525)       55,693
                                              _________    __________

Total Adjustments                              (306,424)      275,998
                                              _________    __________

Net Cash utilized by Operating
  Activities                                   (472,718)    (259,528)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Sale of property and equipment                      269            0
                                               _________   __________

Net cash provided
by investing activities                             269            0

CASH FLOWS FROM FINANCING
ACTIVITIES:
Minority interest                                74,447            0
Bank Overdraft                                  (42,574)     102,628
Payments on obligations under
 capital leases                                       0       (6,498)
Net Payments of Group loan                            0       54,136
Net Receipts on factored receivables            560,543      109,262
                                              _________    _________
Net Cash Utilized
by Financing Activities                         592,416      259,528

Net Change in Cash                              119,967            0
Cash at Beginning of Period                           0            0
                                               _________   __________

Cash at End of Period                          $119,967    $       0
                                               =========   ==========
Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                                $49,854    $  54,420
Shares issued for acquisition                $1,788,912    $       0


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
August 31, 2002

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business

During the quarter to August 31, 2002, Corspan Inc. ("the Company") conducted its operations through its wholly owned subsidiaries , Total Print Solutions Limited ("TPS"), New Media North Limited ("NMN"), Campaign Network Limited ("CN"), High Low Global Systems Inc. ("HLGS"), and Corspan Limited. All of the subsidiaries are located in the United Kingdom.

B. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, TPS, NMN, CN, HLGS and Corspan Limited.

On July 23, 2002, the Company, a non-operating company acquired 100% of the outstanding common stock of HLGS, a printing consultancy company incorporated under the laws of the United States.

The basic structure and terms of the acquisition, together with the applicable effects were that the Company acquired all of the outstanding shares of common stock of HLGS in exchange for 450,000 shares of newly issued common stock of the Company.

Under accounting principles generally accepted in the United States of America, the acquisition is considered to be a business combination. That is, the results of HLGS have been included in the consolidated financial statements since the acquisition. Goodwill arising on the acquisition is recorded at the fair value of the newly issued common stock of the Company less the fair value of the net assets and intangibles acquired.

On July 31, 2002, the Company, acquired 90% of the outstanding common stock of CN, a graphical database management company incorporated under the laws of the United Kingdom.

The basic structure and terms of the acquisition, together with the applicable effects were that the Company acquired 90% of the outstanding shares of common stock of CN in exchange for 46,920 shares of newly issued common stock of the Company and deferred consideration equal to 25% of the audited pre-tax profit of CN for the twelve month period ending July 31, 2003, 20% of the audited pre-tax profit for the twelve months ended July 31, 2004 and 15% of the audited pre-tax profits of the twelve months ended July 31, 2005.

Under accounting principles generally accepted in the United States of America, the acquisition is considered to be a business combination. That is, the results of CN have been included in the consolidated financial statements since the acquisition. Goodwill arising on the acquisition is recorded at the fair value of the newly issued common stock of the Company less the fair value of the net assets and intangibles acquired.

C. Revenue Recognition

The Company recognizes income when products are shipped. Advanced billings are deferred until products are shipped.


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

E. Intangibles

Intangible assets acquired during the period are valued at their net present value and amortized over their useful economic life.

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

As permitted the Company has adopted SFAS 141, therefore the goodwill generated on the acquisition of TPS, HLGS and CN will not be amortized in future periods but tested for impairment annually, or whenever circumstances indicate an impairment may have occurred.

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

In June 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 replaces previous accounting guidance provided by EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", and requires companies to recognize costs associated with Exit or disposal activities only when a liability for these costs are incurred (subsequent to a commitment to a plan) rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the Statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other initiated after December 31, 2002. We believe the adoption of SFAS 146 will not have a material impact on the Company's financial statements.

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

The financial statements presented herein, for the three months ended August 31, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

NOTE 4 - REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates the Group's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $1,882,977 and negative working capital of $1,404,844 at August 31, 2002. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Group's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its current obligations and to achieve profitable operations.


NOTE 5 : ACQUISITION - CAMPAIGN NETWORK LIMITED

On July 31, 2002 the Company acquired 90% of the outstanding common shares of Campaign Network Limited ("CN"). The results of CN's operations have been included in the consolidated financial statements since that date.

The aggregate purchase price was common stock valued at $168,912. The value of the 46,920 common shares issued was determined based on the average market price of the Company's common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the net assets acquired and liabilities assumed at the date of acquisition.

                                   At July 31, 2002
                                    --------------

Cash                                   $  24,940
Current assets                            25,338
Property, plant and equipment             32,193
                                       _________
Total assets                              82,471
Current liabilities                     (101,487)
                                       _________
Net liabilities                          (19,016)
                                       =========
Net liabilities acquired (90%)           (17,114)

Consideration                            168,912
                                       _________
Goodwill                                 186,026
                                       =========

Management believes that no intangible assets were acquired and that the consideration paid was more than the value of the net assets acquired due to the anticipated potential to generate significant future profits for the group when integrated with the rest of the groups services.


NOTE 6 : ACQUISITION - HIGH LOW GLOBAL SYSTEMS INC

On July 23, 2002 the Company acquired 100% of the outstanding common shares of High Low Global Systems Inc. ("HLGS"). The results of
HLGS's operations have been included in the consolidated financial statements since that date.

The aggregate purchase price was common stock valued at $1,620,000. The value of the 450,000 common shares issued was determined based on the average market price of the Company's common shares over the 2-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the estimated fair values of the net assets acquired and liabilities assumed at the date of acquisition.



                                        At July 23, 2002
                                         --------------
Current assets                            $   310,000
Intangibles                                   280,000
Total assets                                  590,000
Current liabilities                          (265,711)
                                            _________
Total assets acquired                         324,289

Consideration                               1,620,000
                                            _________
Goodwill                                    1,295,711
                                            =========

Management believes that an intangible asset, an existing contract, was acquired from HLGS and a value of $280,000, representing its net present value, has been assigned to this contract. Management believe an excess purchase price was paid to secure the acquisition due to the anticipated potential to generate significant future profits for the group when integrated with the rest of the group's services.


Note 7 : SEGMENTAL INFORMATION

The Company has the following four reportable segments: Print Management, Graphical Database Management, Design and internet and Finance Consultancy. Segment profit or loss is based on profit or loss from operations before income taxes and the cumulative effect of changes in accounting principles. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems.

Reportable Segment Information
                                  Design and  Graphical
                                  Print       database   Finance
Totals                            management  management Consultancy
                                  ----------------------------------
2002
Revenues from external customers
$1,540,955                           $845,811   $70,144    $625,000
Interest expense                       49,814        40           0
49,854
Depreciation and amortization             470       744      14,737
15,951
Segment profit/(loss)                (526,567)   18,146     496,763
(11,658)

2001
Revenues from external customers
$696,575                            $ 696,575   $     0    $      0
Interest expense                       54,420         0           0
54,420
Depreciation and amortization          25,493         0           0
25,493
Segment profit/(loss)                (535,526)        0           0
(535,526)

Segment assets

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


Liquidity

Although in this quarter ending August 31 2002 we have made net operating profits, to date we have incurred significant net operating losses. We have an accumulated deficit of $1,882,977 and negative working capital of $1,404,844 at August 31,2002. The management anticipate that the accumulated deficit will continue to reduce on an ongoing basis.

The company is currently seeking financing through private placements and has received approval to trade its shares by the NASD. The company hopes to raise significant proceeds through this medium, which will be used to fund future acquisitions. The Company is actively reviewing various avenues to raise capital and we are currently visiting with and meeting a number of potential investors.

The company, through wholly owned subsidiaries, New Media North Ltd. and Total Print Solutions Ltd, has entered into agreements to sell, on an on-going basis, certain receivables subject to the terms of the agreements. As the credit risk of these receivables remain with the company, These arrangements are accounted for as a loan securitized. The company is permitted to receive advances of up to 60% in the case of New Media North Ltd. and 65% in the case of Total Print Solutions Ltd. of the receivables sold to the lender.

Corspan Inc. is engaged in the business of developing and marketing a bottom-up print-solutions operation, layering additional services over acquired profitable businesses, creating new efficiencies and enhanced profitability.

We are continuing our growth strategy by seeking out companies who fulfill our acquisition requirements in each of our chosen industry sectors initially in the UK. Through this strategy, we aim to increase market share whilst increasing our competitive advantage.

The marketplace is currently extremely fragmented, which gives
Corspan a wide-open opportunity to acquire at low cost a broad portfolio of solutions, products and services that we can unify under one footprint.

There is currently no dominant, unified provider servicing the marketing communications marketplace where Corspan currently operates.


Acquisition of Campaign Network Ltd.

On July 31, 2002 Corspan Inc., acquired 90% of the total outstanding share capital of Campaign Network ("CN"). CN is the UK's leading exponent of graphical database management. They offer support to major UK and European corporates providing a unique service for companies wishing to avoid substantial capital investment in technology based digital content management solutions. CN have extensive practical experience in developing and implementing seamless publishing workflows for major clients promoting improved accuracy, greater performance and substantial cost reductions. Key personnel are remaining as employees of CN and CN will maintaining its existing supplier relationships and customer base.

Acquisition of High Low Global Systems Inc. T/a Printsolve.

On July 23, 2002 Corspan Inc. acquired 100% of the total outstanding share capital of High Low Global Systems Inc. T/a Printsolve ("Printsolve"). Printsolve provides corporate finance advisory services and consultancy. They will now focus exclusively on M&A and consultancy in the print and advertising marketplace, hence the name change to Printsolve, although they will continue to service existing clients. This acquisition is synergistic as part of the companies strategy is to acquire and integrate print and advertising businesses. The company has some existing clients in other industry's which it will continue to service but its focus will now be directed towards the print and advertising and related technology areas.

Pending Acquisitions by Corspan Inc.

We are currently in discussions with several companies with regard to possible acquisition within the next 12 months. This includes print manufacturing and traditional media and advertising companies.

Any additional financing may not, however, be available to us to complete further acquisitions when needed on commercially reasonable terms, or at all. If this were to occur, our forecasted business expansion would be materially and adversely affected.

Overview

The company is currently operating through three wholly owned subsidiaries, and one majority owned subsidiary (90%), operating in the print management, design and internet, graphical database management and finance consultancy segments.

Sales

Our revenues were derived from the activities of the four trading subsidiaries. These activities include print procurement brokerage and resale, the management of print production, design and layout, reprographics and mailing services, the design and application of internet enabled content, graphical database management and consultancy services.

Total sales revenues for the quarter ending the August 31 2002 were $1,540,955 compared to sales revenues of $696,575 for quarter ending August 31, 2001. The management believe that sales revenues will continue to grow over the next twelve months. Both TPS and NMN are increasing sales and marketing activities. CN have not operated with any direct sales and marketing resources. Sales revenues are gained through partnership relationships with AO International ("AO") and others. CN, together with AO are progressing sales activities to securing the provision of database management services to new clients that we believe are likely to deliver sales revenues in the next 12 months. Further acquisitions anticipated over the next 12 months would further add to group sales revenues. The management believes that as the portfolio of services provided by the company increases acquisitions provide access to new clients for other businesses within the group.

Gross Profit

Our gross profit for the quarter ending August 31, 2002 was 63.9% of sales revenues compared to a quarter ending August 31, 2001 gross profit of 19.4%. This is an increase of gross profit of $849,963. It is felt that these increased gross profit results are a continued reflection of our focus on higher quality sales over the last quarter and that these increased gross profit figures can be maintained as we increase sales activity, introduce new services and product offerings over the next 12 months and continue our acquisition growth. The management believe that the latest acquisitions are unlikely to have a detrimental effect on gross profit in the future as CN and Printsolve has a lower cost of sales than has been experienced historically by the company. However, it is planned for TPS to reduce brokerage activities and increase their role as principal in the purchase of printed marketing materials and the subsequent resale to clients. This will quite naturally have a reducing effect on the gross margin percentage but experience has shown that this is likely to dramatically increase sales revenues and gross profit in cash terms. This also provides the opportunity to strengthen a working relationship with existing and prospective clients as TPS become the sole contact for the provision of printed marketing materials within the clients organization.


Selling Expenses

During quarter ending August 31 2002 we incurred $84,061 in advertising, promotion, marketing program and sales expenses. This is a reduction $59,129 as compared to the quarter ending August 31 2001 of $143,190. The management believe that this trend is unlikely to continue as selling expenses as a percentage of sales revenues are likely to increase over the next twelve months. CN and Printsolve do not have any direct sales and marketing costs, the increase will come from increase sales and marketing activities within NMN and TPS.


General & Administrative Expenses

During quarter ending August 31 2002 expenditure on General & Administrative Expenses was 54.9% of sales revenues compared to 64.2% of sales revenues in quarter ending August 31 2001. It is felt that the centralization of administrative resources will continue to provide increases in efficiency while the company continues to grow through the acquisition of synergistic companies.

Operating Profit

The reported operating profit has increased by $519,302 from a loss of $481,106 in the period to August 31 2001 to a profit of $38,196 in the period to August 31 2002.

Net Loss

The reported net loss in the quarter to August 31, 2002 was $166,294 (or $0.01 per share basic and undiluted) compared with a net loss of $535,526 or $0.04 loss per share basic and undiluted in the quarter to August 31, 2001.

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


CORSPAN, INC.
-----------------------------------
(Registrant)
Date: October 23, 2002

By: /s/ Ian Warwick
    --------------
    President

CERTIFICATIONS
I, Ian Warwick, certify that:

1. I have reviewed this quarterly report on Form l0-Q of;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Ian Warwick
-------------------
Name: Ian Warwick
Title: CEO Corspan Inc.