Form 10QSB/A
period 2002-08-31
CORSPAN INC
filed 2002-10-24
CIK 1080129

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

Chadwick House, Birchwood Park
Warrington, Cheshire, UK                     WA3 6AE
----------------------------------           -------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number              +44 (0)1925 846700
                                          --------------------

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


NOTE 6: ACQUISITION - HIGH LOW GLOBAL SYSTEMS INC

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

The following pro forma statement of operations illustrates how the consolidated results would appear if HLGS had been acquired at the beginning of the period.

                              For the months ended
                                   August 31,
                                      2002
                                 --------------
Net Sales                           1,850,955
Cost of goods sold                    555,923
Gross Profit                        1,295,032
Operating Profit                      101,466

Net Loss after income taxes          (122,005)


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

Reportable Segment Information
                                  Design and  Graphical
                                  Print       database   Finance
Totals                            management  management Consultancy
                                  ----------------------------------
2002
Revenues from external customers
$1,540,955                           $845,811   $70,144    $625,000
Interest expense                       49,814        40           0
49,854
Depreciation and amortization             470       744      14,737
15,951
Segment profit/(loss)                (526,567)   18,146     496,763
(11,658)
Goodwill                        634,043  186,026 1,295,711
2,115,780
2001
Revenues from external customers
$696,575                            $ 696,575   $     0    $      0
Interest expense                       54,420         0           0
54,420
Depreciation and amortization          25,493         0           0
25,493
Segment profit/(loss)                (535,526)        0           0
(535,526)
Goodwill                                    0         0           0

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