Form 10QSB
period 2002-11-30
CORSPAN INC
filed 2003-02-10
CIK 1080129

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended November 30, 2002

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

Chadwick House, Birchwood Park,
Warrington
WA3 6AE, UK                                  WA3 6AE
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number              +44 (0)1925 846708
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of January 17, 2003, the following shares of the Registrant's common stock were issued and outstanding:

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


SIGNATURES

Item 1.   Financial Statements

February 8, 2003

To the Board of Directors
Corspan Inc,

I have reviewed the accompanying Balance Sheet of Corspan, Inc as of November 30,2002, related Income Statement and the statement of Cash Flows for the three months then ended. These Financial Statements are the responsibility of the Corporation's Management.

I conducted my review in accordance with generally accepted review standards. Those standards require that I perform the review to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. A review includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. A review also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Financial Statement presentation.

Very Truly Yours

/s/ Frank E Hanson
------------------
FRANK E HANSON  CPA

                          CORSPAN INC.
                   CONSOLIDATED BALANCE SHEETS

                                       As Of           As Of
                                    November 30,    February 28,
                                       2002            2002
                                    (Unaudited)      (Audited)
                                 -------------------------------
ASSETS
Current Assets
Cash                                   $     0        $     0
Accounts receivable, net of
 allowance for doubtful
 accounts of $0 and $30,872          4,114,670         81,864
Inventories                             13,581          1,811

Other current assets                    68,077         16,591
                                   ------------    -----------
Total Current Assets                 4,196,328        100,266


Goodwill                             2,115,780              0
Intangible                             223,379              0
Property and equipment - net            31,886        207,503
                                   ------------    -----------
TOTAL ASSETS                        $6,567,373     $  307,769
                                   ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities
Bank overdraft                      $   12,051       $ 37,719
Short term debt                        331,342        149,202
Deferred income                      1,822,966              0
Accounts Payable                     1,244,701        115,417
Factored receivables                 1,514,614        501,728
Accrued Expenses                       936,708        642,046
Current maturities of obligations
under capital leases                         0         10,804
                                   ------------    -----------
Total Current Liabilities            5,862,382      1,456,916

Other non-current liabilities
Long term debt                          32,350      3,438,698
Minority interest                       74,498              0
Long term maturities of
obligations under capital leases             0         64,160
                                   ------------    -----------
Total Liabilities                    5,969,230      4,959,774


Stockholders' Equity/(Deficiency)
 Common Stock, $.001 par value,
 Authorized 50,000,000 Shares;
 Issued and Outstanding
 15,686,920 and 15,000,000              15,687         15,000

Additional Paid in Capital           2,842,295        484,067

Accumulated Deficit                 (2,181,355)    (5,342,883)

Accumulated other comprehensive
Income                                 (78,484)       191,811
                                   ------------    -----------
Total Stockholders'
Equity/(Deficiency)                    598,143     (4,652,005)
                                   ------------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIENCY)   $6,567,373       $307,769
                                   ============    ===========

The accompanying notes are an integral part of these financial statements.

                           CORSPAN INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the 3      For the 3
                                      months ended   months ended
                                       November 30,   November 30,
                                          2002            2001
                                       (Unaudited)    (Unaudited)
                                     -----------------------------
Net Sales                             $  1,385,178    $   910,924
Cost of goods sold                         808,859        728,526
                                       ------------    -----------
Gross Profit                               576,319        182,398

Operating Expenses
Sales and Marketing                         99,958        127,019
General and Administrative                 644,318        552,159
Depreciation and amortization               45,138         25,371
                                       ------------    -----------
Total Operating Expenses                   789,414        704,549
                                       ------------    -----------
Operating Profit/(Loss)                   (213,095)      (522,151)

Interest Expense                           (86,418)       (77,479)
                                       ------------    -----------
Net Loss before income taxes              (299,513)      (444,672)

Income tax expense                               0              0

Minority interest                            1,134              0

Net Loss after income taxes             $ (298,379)    $ (444,672)
                                       ============    ===========
Net Loss attributable
to common shares                        $ (298,379)    $ (444,672)
                                       ============    ===========
Net Loss per common share
Basic and diluted                       $    (0.02)    $    (0.03)
                                       ============    ===========
Weighted average
common shares outstanding               15,686,920     15,000,000


The accompanying notes are an integral part of these financial statements.

                            CORSPAN INC.
                STATEMENT OF CASH FLOWS (Unaudited)

                                        For the 3      For the 3
                                      months ended   months ended
                                       November 30,   November 30,
                                          2002            2001
                                       (Unaudited)    (Unaudited)
                                     -----------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                              $   (298,379)   $  (599,630)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Minority interest                            1,134              0
Depreciation and amortization               45,138         25,371

Changes in Operating Assets
and Liabilities
Cash and Cash Flows                       (119,967)             0
Accounts Receivable                     (1,656,372)      (283,561)
Inventories                                 (1,722)        24,284
Other Current Assets                        (8,333)       110,040
Deferred Income                            755,843       (244,828)
Accounts Payable                            62,849        497,858
Accrued Expenses                           581,581         60,805
Increase in short term debt                  1,320              0
                                       ------------     ----------
Total Adjustments                         (338,529)       189,970
                                       ------------     ----------
Net Cash utilized by Operating
  Activities                              (636,908)      (409,660)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Minority interest                           (1,134)             0
Bank Overdraft                             (13,254)       (89,836)
Payments on obligations under
 capital leases                                  0              0

Net Payments of Group loan                       0              0
Net Receipts on factored receivables       531,329        314,779
                                       ------------     ----------
Net Cash Utilized
by Financing Activities                    516,941        224,944

Net Change in Cash                        (110,967)             0
Cash at Beginning of Period                119,967        184,716
                                       ------------     ----------
Cash at End of Period                    $       0       $      0
                                       ============     ==========
Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                         $  49,854       $ 54,420
Shares issued for acquisition           $1,788,912       $      0


The accompanying notes are an integral part of these financial statements.

                 NOTES TO FINANCIAL STATEMENTS
                       November 30, 2002

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business

During the quarter to November 30, 2002, Corspan Inc. ("the Company") conducted its operations through its wholly owned subsidiaries, Total Print Solutions Limited ("TPS"), New Media North Limited ("NMN"), Campaign Network Limited ("CN"), High Low Global Systems Inc. ("HLGS"), and Corspan Limited. All of the subsidiaries are located in the United Kingdom.

B. Revenue Recognition

The Company recognizes income when products are shipped. Advanced billings are deferred until products are shipped.

C.  Use of Estimates

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

D. Intangibles

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

The financial statements presented herein, for the three months ended November 30, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.


NOTE 4 - REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates the Group's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $2,181,355 and negative working capital of $1,666,054 at November 30, 2002. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Group's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its current obligations and to achieve profitable operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

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


OVERVIEW OF CORSPAN INC.

Corspan Inc. is a media communications company, operating in the United Kingdom, engaged in the business of developing and marketing print solutions companies which Corspan acquires. After acquisition, we seek to provide companies with financial and operational resources, management support and technological assistance to further develop their businesses, create new efficiencies and enhanced profitability.

Corspan currently operates through four subsidiaries. Three of these subsidiaries are wholly owned: Total Print Solutions Ltd., a print management company which offers a comprehensive range of print services and seeks to satisfy the print requirements of European businesses; New Media North Ltd., a new media entity which seeks to deliver internet, extranet, intranet, e-learning, CD-Rom, Kiosk and presentation solutions to its clients; Campaign Network Ltd., a graphical database management firm which provides for data verification as well as image and color management for digital content. A fourth subsidiary, High Low Global Systems, Inc., which is 90% owned by Corspan, seeks to provide corporate finance advisory and consulting services in the print and advertising industry.


We are continuing our growth strategy by seeking to acquire additional companies which fulfill our acquisition requirements in each of our chosen industry sectors initially in the UK. Our acquisition requirements include businesses that have a broad range of high-profile clients which will enable leveraging of additional services and businesses that are either complementary or synergistic with the companies already acquired by Corspan. We primarily target for acquisition companies which are engaged in the industries of print manufacture, print management, advertising, design and other technology related entities which may meet our requirements.


RESULTS OF OPERATIONS

During the past quarter, our revenues were derived from the activities of our four subsidiaries. These activities include print procurement brokerage and resale, the management of print production, design and layout, reprographics and mailing services, the design and application of internet enabled content, graphical database management and consultancy services.

Total sales revenues for the quarter ending the November 30, 2002 were $1,385,178 compared to sales revenues of $910,924 for the quarter ending November 30, 2001, representing an increase of 52.1%. Management believes that, in the event additional acquisitions are made by Corspan, the sales revenues for the company will increase. However, there is no guarantee that any increases in sales revenues will result in an increase of profitability since, with such increase in revenues, the company will incur additional cost and expenses which may negatively impact the company.

Our gross profit for the quarter ending November 30, 2002 was 41.6% of sales revenues compared to the 20.0% gross profit for the quarter ending November 30, 2001. This is an increase of gross profit of $393,921.

During the quarter ending November 30, 2002, we incurred $99,958 in advertising, promotion, marketing and sales expenses. This is a reduction of $27,061 as compared to the quarter ending November 30 2001 of $127,019. Management believes that this trend is unlikely to continue as selling expenses, as a percentage of sales revenues, are likely to increase over the next twelve months.

The amount spent on general and administrative expenses increased from $552,159 for the quarter ending November 30, 2001 to $644,318 for the quarter ending November 30, 2002. However, during the quarter ending November 30, 2002, expenditures for general and administrative expenses were 45.2% of sales revenues compared to 60.6% of sales revenues in quarter ending November 30, 2001. Thus expenses in this area, for the quarter ending November 30, 2002, were lower in ratio to sales revenues for the comparable quarter. Management believes that this trend is likely to continue as increases in productivity within acquired companies through the centralization of non core functions of each business delivers reduced operational costs and increased sales focus within each operational subsidiary. However, as the majority of forecasted growth is through the acquisition of further companies there can be no guarantee that the trend of increased gross margin will continue as acquired companies come within the control of the company.

The operating loss for the quarter ending November 30, 2002 fell to ($213,095) as compared to a loss of $522,151 for the period ending November 30, 2001. The reported net loss for the quarter ending November 30, 2002 was $298,379 (or $0.02 per share basic and undiluted) compared with a net loss of $444,672 or $0.03 loss per share basic and undiluted in the quarter to November 30, 2001. Management believes that these figures are not indicative of future operating losses/income which the company may incur since any additional acquisitions which the company undertakes may impact on the company's profitability.

As of November 30, 2002 our deferred income and accrued expenses were $1,822,966 and $1,514,614, respectively. Our deferred income is derived from payments made in advance of final invoice for completion of work, specifically the provision of new media and technology based products and pre payments for paper for the production of printed materials. The majority of accrued expenses relates to the provision of goods and services for which we have received deferred income.

The increases in sales activity, accounts receivable and accounts payable as of November 30 2002 as compared to February 28 2002 were a reflection of the increased activity of Corspan through acquired subsidiaries, Total Print Solutions Ltd., Campaign Network Ltd. Printsolve, and through New Media North Ltd.

Management believes that sales activity, accounts receivable and accounts payable will continue to increase as further acquisitions are completed and trading activities increase within each existing subsidiary. There is no guarantee that any increase in sales revenues will result in an increase in profitability as the majority of projected sales increases is forecast to be derived form the acquisition of new companies. There can be no certainty that further acquisitions will deliver increased profits and such acquisitions may negatively impact the future profitability of the company.


Net Loss

The reported net loss in the quarter to November 30, 2002 was $298,379 (or $0.02 per share basic and undiluted) compared with a net loss of $444,672 or $0.03 loss per share basic and undiluted in the quarter to November 30, 2001.


Liquidity

We have an accumulated deficit of $2,181,355 and negative working capital of $1,666,054 as of November 30,2002.

Management believes that our short term cash flow requirements will be satisfactorily funded from accounts receivable. Management also believes that there are currently no doubtful accounts other than as documented in the consolidated balance sheets.

The company, through its wholly owned subsidiaries, New Media North Ltd and Total Print Solutions Ltd, has entered into agreements to sell, on an on-going basis, certain of its account receivables.
The credit risk of these receivables remain with the company and the agreements are accounted for as a loan securitized. The company is permitted to receive advances of up to 60% in the case of New Media North Ltd. and 65% in the case of Total Print Solutions Ltd. of the receivables sold to the lender.

The company is currently seeking additional capital and financing which may also involve the private sale of shares of the company's common stock. Any capital and financing raised shall be utilized to fund future acquisitions.

We will seek to meet our working capital needs in the coming fiscal year through a combination of an increase in sales and acquisitions and through the implementation of additional services by our subsidiaries to be developed this year to the existing client base. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations. Additionally, we seek to raise the equity capital to finance our growth plan.

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


CORSPAN, INC.
-----------------------------------
(Registrant)
Date: February 10, 2003

By: /s/ Ian Warwick
    --------------
    President