Form 10KSB
period 2003-02-28
CORSPAN INC
filed 2003-07-08
CIK 1080129

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                                 ONCTHERA INC.

             (Exact name of registrant as specified in its charter)



           DELAWARE                              13-4047693
           --------                             ------------
     (State or other jurisdiction             (I.R.S. Employer
    of incorporation or organization)         Identification No.)

    151 South Ferry Quay
    Liverpool, Merseyside                        L3 4EW
    --------------------------------------       -------
    (Address of principal executive offices)    (Zip Code)


Registrant's telephone number          +44 (0) 151 707 7898
                                       --------------------






Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---   ---

As of July 8, 2002, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value 16,581,492 issued and outstanding

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

                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

ONCTHERA INC., (the "Company"), was organized in April 1997 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. The Company was originally incorporated to be a provider, developer and manufacturer of CD Rom software.

On March 16, 2001 the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding share capital of ICM Resource Limited ("ICM"), a UK Corporation, which was incorporated on 1 July 1999. ICM is actively engaged in the business of print management solutions. Under the terms of the agreement Oncthera Inc. carried out a four for one reverse share split leaving 1,500,000 shares in issue and then issued 13,500,000 new shares to the shareholders of ICM.

As described in the subsequent events section of this document, the company has sold off and transferred all of its interests in the print industry to its own shareholders, however the accounts presented as part of the filing Form 10KSB reflect truly the state of the company's financial status as at the end of the Company's last fiscal year dated February 28, 2003.

The Company through the acquisition of EU Laboratories Limited on 1st March 2003 is now engaged in the research and development of pharmaceutical products, of which more can be read about in the subsequent events section and managements discussion and analysis of operations.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's administrative offices are currently located at 151 South Ferry Quay, Liverpool, Merseyside, L3 4EW .

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On 24th February 2003, a majority (over 51%) of security holders voted to transfer the assets of Corspan Inc to Prinstolve Inc, to change the name of the company to Oncthera Inc, to conduct a 10 for 1 reverse split of the company's common stock and to acquire EU Laboratories Limited, which was consummated on March 1, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

The Company's common stock began trading on the OTC Bulletin Board in December 2001 under the trading symbol "CRPN.OB". The symbol has since been changed to ONCA.OB. Total trading volume of the shares of the Company's common stock has been minimal since the listing of the shares. The last trade made in the Company's shares was $6.00 per share.

DIVIDENDS

The Company has not paid any cash dividends to date as does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Trading operations for the period discussed within this document were carried out through the company's wholly owned subsidiaries Corspan Limited, High Low Global Systems Inc, Campaign Networks Limited, New Media North Limited and Total Print Solutions Limited, the sale of which is discussed within the subsequent events section of this document. As such any future looking statements within this document refers to Oncthera Inc as a group through any or all of its existing or future trading divisions and or subsidiaries.

When reading this form 10KSB, it has to be noted that the company, as of 1st March, 2003 has now disposed of all if its operating subsidiaries to its own shareholders and acquired EU Laboratories Limited. Because of the timing of these transactions, this form 10KSB reflects and discusses the operations of the company up to the end of its Fiscal Year 28th February 2003. For more information on EU Laboratories Limited please view the subsequent events section of this Form 10KSB along with the filings that have been made on Form 8K which are incorporated by reference.

SALES

Net sales revenue for the 12 month period ending February 28, 2003 was $2,677,045 compared to sales of $2,283,613 for the same period in 2002. We not anticipate any revenue from EU Laboratories Limited for the foreseeable future.

GROSS PROFIT

Gross profit for the 12 month period ending February 28, 2003 was 69% of sales revenue compared to 21% of sales revenue for the same period ending February 28, 2002. This represents an increase in gross margin percentage of sales revenues of 48%. Gross margin increased in cash terms by $1,377,230.

GENERAL AND ADMINISTRATIVE EXPENSES

During the 12 month period ending February 28, 2003 we incurred $3,327,560 in general and administrative expenses, as compared to $2,328,097 for the same period in 2002. This represents an increase in cost of $999,463.

NET LOSS

Our net loss for the 12 month period ending February 28, 2003 was $2,173,476, or $0.13 per share basic and diluted, compared with $2,151,011 or $0.14 per basic and diluted share in 2002. While the loss for 2003 is almost the same as 2002, the sale of all of the company's operating subsidiaries will bring a significant change to the future operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have incurred significant and increasing net losses. We anticipate that we may continue to incur significant operating losses for some time in the event that our current business plan does not meet expectations.

We have an accumulated deficit of $8,420,391 at February 28, 2003, and negative working capital of $338,616 at February 28, 2003. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time if the company does not raise the additional capital that it needs. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our existence is dependent on our ability to obtain additional financing sufficient to allow us to meet our obligations as they become due and to achieve profitable operations.

We plan to meet our working capital needs in the coming fiscal year through a combination of financing and licensing of products from EU Laboratories Limited. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations. Additionally we intend to raise the necessary equity capital to finance our growth plan during the coming year.

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

As permitted, the Company adopted SFAS 142 during the first quarter ending July 31, 2001. Upon adoption, the Company no longer amortized goodwill, thereby eliminating annual goodwill amortization.

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

As described in the subsequent events section of this document, the company has sold its interest in ICM subsequent to the reporting period covered by this document. The company will maintain its existing product and service offerings through other trading divisions and/or wholly owned subsidiaries within the group. None of this reorganisation activity takes place within the current reporting period and has no material effects on the business strategy of the company. As such any future looking statements within this document refers to Oncthera Inc as a group through any or all of its existing or future trading divisions and or subsidiaries.

We operated in an extremely fragmented industry and are pursuing an aggressive growth and acquisition strategy to provide a bridged solution for traditional print and digital media content delivery. This consists of strategic acquisition and integration into our business model. We intend to acquire or invest in businesses, technologies, products or services that are complementary to our business.

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

We intended to increase our offerings to clients by further developing the system, which integrates printed media and digital formats. This will allow us to service clients total needs while achieving significant margin increase and client lock in.

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

MANAGEMENT SERVICE PROVISION (MSP)

Western Europe represents an emerging opportunity for ASP and MSP. It is anticipated that ASP revenues will soar from $93million in 2000 to more than $5.7billion in 2005, representing a 128% compound average growth rate. `It's generally accepted that software as a service concept will become the accepted delivery' (IDC: ` Worldwide ASP Forecast and Analysis, 2001-2005')

The delivery of our second-generation services via an MSP/ASP model offers cost savings for clients who understand the principles of outsourcing and aim to reduce internal costs, increase operating margins and re- focus on core shareholder values.

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

ACQUISITION OF TOTAL PRINT SOLUTIONS LTD.

On March 1, 2002 Oncthera Inc., acquired the total outstanding share capital of Total Print Solutions Ltd. TPS are a UK print broker. Key personnel are remaining as employees of TPS and TPS will continue to operate autonomously maintaining its existing supplier relationships and customer base.

INCORPORATION OF NEW MEDIA NORTH LTD.

On March 1, 2002 the New Media operations of the company began trading as a wholly owned incorporated subsidiary company of Oncthera Inc. This reflects the expansion that has taken place in this distinct area of the company's operations.

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

DISPOSAL OF OUR INTERESTS

On May 30th 2002 Oncthera Inc. disposed of its interest in ICM Resource Ltd. to Rob Scott Systems Inc.(RSS) a US Corporation which has acquired the total outstanding share capital of ICM Resource Ltd. RSS wished to acquire, develop and bring to market the ICM "Eazyprint" quick print solution which is no longer core to Oncthera's development strategy.

There has been significant doubts as to the continuation of ICM as a print management company. Bad debts incurred from the demise of Tiny Computers Ltd., a former client of ICM Resource Ltd., the UK computer retailer created increasing cashflow shortfalls.

SUBSEQUENT EVENTS

On March 1,2003 the company spun off its print industry interests to Printsolve Inc, formerly a subsidiary, and the shareholders of Corspan Inc, received 1 share in Printsolve Inc for every one share they held in Corspan Inc. The Company subsequently acquired EU Laboratories Limited and has adopted the business plan of EU Laboratories Limited. The Company is now known as Oncthera Inc.

The Company has adopted the plan of EU Laboratories Inc and is now engaged in the development of pharmaceutical products.

The reason for this change of direction was that the print industry has become very competitive with margin's becoming lower and operating costs getting larger, after consulting with the shareholders of the company it was decided that it was in the best interests of the shareholders that the company would enter the pharmaceutical industry, attract complimentary management and benefit the shareholders by retaining an equity interest in the company at the same time as being able to keep control of the ex-core assets of Corspan. This was decided so that some of the expensive operating costs involved with the filing of statutory reports could be taken on by EU Laboratories Inc and the management of Printsolve Inc can work on reducing the high overheads that the company has.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

BOARD OF DIRECTORS AND SHAREHOLDERS OF ONCTHERA INC.

We have audited the accompanying consolidated balance sheets of Oncthera Inc as of February 28, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oncthera Inc as of February 28, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,173,476 during the year ended February 28, 2003 and, as of that date, the Company's current liabilities exceeded its current assets by $338,616. These factors, among others, as discussed in Note D to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


8th July, 2003

                                  ONCTHERA INC
                           CONSOLIDATED BALANCE SHEET




                             28 February 2003  28 February 2002

ASSETS                               $             $

Current assets
Accounts receivable                  1,497,531          81,864
Inventories                              3,825           1,811
Prepaid expenses and other assets      130,192          16,591
                                    -----------    -----------
Total current assets                 1,631,548         100,266

Property and equipment - net            31,237         207,503

Other assets, net                           -                -
                                    -----------    -----------
TOTAL ASSETS                         1,662,785         307,769
                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft                       1,081,732          37,719
Short term debt                        154,430         149,202
Accounts payable                       470,077         115,417
Accrued liabilities and customer       295,162         642,046
deposits
Current maturities of obligations            0          10,804
under capital leases
                                    -----------    -----------
                                     2,001,401       1,456,916

OTHER LIABILITIES
Long term maturities of obligations
under capital leases                         0          64,160
Long term debt                       2,223,243       3,438,698
                                    -----------    -----------
                                     2,223,243       3,502,858


STOCKHOLDERS' DEFICIT
Common stock, authorized 25,000,000
shares of $0.001 par value;
  Issued and outstanding 15,000,000     15,687          15,000
    shares
Additional paid-in capital           2,643,951         477,110
Accumulated deficit                 (8,420,391)     (5,342,883)
Accumulated other comprehensive
   income                             (126,676)        198,768
                                   -----------     -----------
Total stockholders' deficit         (5,987,429)     (4,652,005)
                                   -----------     -----------
Total liabilities and stockholders'  1,662,785         307,769
deficit                            ===========     ===========




The accompanying accounting policies and notes form an integral part of these financial statements.

                                  ONCTHERA INC
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                               Year
                                              ended
                                             February 28,
                                                2002
                              $              $
                              (Audited)      (Audited)

Net sales                     2,677,045        2,283,613

Cost of goods sold             (791,023)      (1,794,821)

Gross profit                 (1,866,022)         488,792

General and administrative   (3,327,560)      (2,328,097)
expenses

Loss from operations         (1,461,538)      (1,839,305)

Interest expense               (711,936)        (311,706)

NET LOSS                     (2,173,476)      (2,151,011)


Net loss attributable to     (2,173,476)      (2,151,011)
common shares


Net loss per common share
Basic and diluted                 (0.13)           (0.14)

Weighted average common      15,687,000       15,000,000
shares outstanding



The accompanying accounting policies and notes form an integral part of these financial statements.

                                  ONCTHERA INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                       Common Stock      Additional   Preference    Accumulated
                                         Paid-in      shares        Deficit
                                         capital
                        Shares   Amount              Shares  Amount

Balance at April 30,     1,000    1,565         -        -         -   (906,778)
2000

Issuance of $0.001  15,000,000   15,000    556,105       -         -          -
common stock

Reclassification of
additional capital           -        -    356,500       -         -          -

LSI accumulated              -        -   (428,538)      -         -          -
deficit

Net loss for the year
ended April 30, 2001         -        -          -       -         - (2,285,094)

Foreign currency             -        -          -       -         -          -
translation adjustment

Issuance of                  -        -          -  387,667  554,540          -
preference stock

Reclassification of     (1,000)  (1,565)         - (387,667)(554,540)         -
$0.001 common stock
and preference stock
                     ---------- -------- --------  -------- -------- -----------
Balance at April 30,
2001                15,000,000  $15,000   $484,067        -  $    - $(3,191,872)

Net loss for the             -        -          -        -       -  (2,151,011)
period

Foreign currency             -        -          -        -       -           -
translation
adjustment
                     ---------- --------  --------  -------- ------- -----------
Comprehensive loss
Balance at February
28, 2002            15,000,000  $15,000   $484,067        -  $    - $(5,342,883)

Net loss for the             -        -          -        -       -
Period                                                               (2,173,476)

Foreign current
Translation
Adjustment                   -       -          -         -  $    -

Comprehensive loss
Balance at February
28,2003             15,687,000  $15,687 (5,342,833)       -  $    -
                    ============================================================


The accompanying accounting policies and notes form an integral part of these financial statements.

                                  ONCTHERA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Period ended
                                                 February 28, 2002
                                      $                $
                                  (Audited)       (Audited)
Cash flows from operating
activities:
  Net loss                        (2,173,476)   ($2,151,011)

Adjustments to reconcile net
loss to net cash provided by
operating activities:

Foreign currency transaction
   adjustment                              -              -
Depreciation and amortization         92,764         83,085
Profit/(loss) on sale of
  property and equipment                   -              -
Changes in:
  Receivables                      1,374,359        123,172
  Inventories                         34,579         38,404
  Prepaid expenses and other         130,192         48,830
  Accounts payable                   470,077        833,872
  Accrued liabilities and
   customer deposits                 295,162        641,340
                                  -----------      ---------
   Net cash provided /(used)
   in operating activities        (1,714,045)      (382,308)

Cash flows from investing activities:
Purchase of property and equipment         -         (9,264)
Sale of property and equipment             -              -
                                  -----------      ---------
Net cash used in investing activities      -         (9,264)

Cash flows from financing activities:
Bank overdraft                    (1,081,732)       (23,079)
Net repayments of loan                     -              -
Payments on obligations under
  capital leases                           -        (14,039)
Net receipts on factored receivables       -        428,690
                                  -----------      ---------
Net cash provided by financing
  activities                      (1,081,732)       391,572
                                  ===========      =========
NET INCREASE IN CASH                       -

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                          -

Cash, beginning of period                  -
                                  -----------      ---------
Cash, end of period                        -              -

Supplemental cash flow information:
Cash paid for interest         $           -        311,706

Non-cash information:
   Conversion of debt
    into common stock                      -
   Equipment acquired through
    capital leases             $           -         89,003




The accompanying accounting policies and notes form an integral part of these financial statements.

ONCTHERA INC - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corspan Inc. changed its name on 1st March 2003 to Oncthera Inc. ("the Company") and conducted its operations during the financial period through its wholly owned subsidiary, Corspan Limited ("CSL"), located in the United Kingdom. Corspan Limited is a facilities management company which provides a print management solution to companies who wish to outsource the procurement and management of their print and print related items.

The financial information presented includes the Fiscal Year ended February 28, 2003.

1. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Corspan Limited and its subsidiaries.


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

5. Use of Estimates

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

6. Net Loss Per Common Share

Net loss per common share, basic and dilutive, has been computed using weighted average common shares outstanding. The company has no potential dilutive securities.

7. Comprehensive Income

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

NOTE B - INVENTORIES

Inventories consist of the following:



                              February 28     February 28
                                     2003           2002
                                        $              $

Raw materials                           -              -
Work in progress                    3,825           1,811
                              ------------    -----------
                                    3,825           1,811
                              ============    ===========



NOTE C - BASIS OF PRESENTATION AND REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates the Group's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $8,420,391 at February 28, 2003, and negative working capital of $338,616 at February 28, 2003. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Group's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

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

NOTE E - AMOUNTS DUE TO PARENT COMPANY

As at February 28, 2003, the Company owed $336,235 to RLI Limited. This loan is included in the voluntary arrangement and is repayable in line with the terms of this arrangement.

NOTE F - LONG TERM DEBT

The Company has a long term debt of $2,223,243, payable to certain creditors of the company and its subsidiaries..

NOTE G - PROVISION FOR INCOME TAXES

Due to the continuing losses, the company does not have any taxable income and accordingly no tax expense has been recorded.







                                       2003           2002


Current tax expense                 $        -     $        -

  Deferred tax assets (liabilities)
    Tax loss carryforward           $1,176,830     $ 1,022,400
      Other                                  -              -
                                    -----------   ------------
                                     1,176,830       1,022,400

     Less valuation allowance       (1,176,830)     (1,022,400)

     Net deferred tax asset         $        -     $        -



The Company has available for carryforward approximately $3,562,430 of income tax losses. A valuation allowance is required for those deferred tax assets that are not likely to be realized. The change in the valuation allowance for the 12 months ended February 28, 2003 was $154,430.

Realization is dependent upon future earnings during the period that temporary differences and carry forwards are expected to be available. Because of the uncertain nature of their ultimate utilization, a full valuation allowance is recorded against these deferred tax assets.

NOTE H - COMMITMENT

The Group no longer has commitments relating to any rental agreements.

NOTE I - SUBSEQUENT EVENTS

On March 1, 2003 the Company transferred its interests in Corspan Limited and its subsidiaries to the shareholders of Corspan Inc. This was done by transferring the share capital of Corspan Limited to Printsolve Inc, and shareholders of Corspan Inc received one share in Printsolve Inc for every share they held in Corspan Inc. Corspan Inc subsequently acquired EU Laboratories Limited, a company engaged in the business of developing pharmaceutical products and changed the company's name to Oncthera Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting and financial disclosure matters.

During the two most recent fiscal years there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(vi)).

The Company engaged F Hanson Limited as its new independent accountants as of November 19, 2002. During the period through November 19, 2002 the Company had not consulted with F Hanson Limited on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 403(a)(2)).

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

Alan G.R. Bowen, the Company's Secretary and director, is a graduate in Mathematics from Birmingham University (UK) and worked within the UK as a graduate trainee for Unilever before moving into retailing with British Shoe Corporation, part of the Sears Group. In 1971, he joined NSS Newsagents and progressed to become Retail Director and then Group Managing Director. He left NSS Newsagents after it was taken over by Gallahers Tobacco and formed an independent business Mayfair Cards, a greetings card company. He retired from Mayfair Greetings Cards in 1999 and joined Oncthera Inc.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information for each of the fiscal periods ended February 28, 2003, 2002, and 2001 concerning the compensation paid and awarded to all individuals serving as our executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods:



Name            Position      Year     Salary        Bonus

Ian Warwick     President     2003    $  123,000        -
                              2002    $  123,000        -
                              2001    $  123,000        -






CASH COMPENSATION:
Compensation of $123,000 was paid to Ian Warwick during the period ended February 28, 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS

The following table sets forth the information, to the best knowledge of the Company as of February 28, 2003, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.



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
2B International House
Bell Lane
Gibraltar
(Ian Warwick)

The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the share indicated above. Percent of Class (third column above) is based on 15,000,000 shares of common stock outstanding as of February 28, 2003.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the period ended February 28, 2003, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

CERTAIN BUSINESS RELATIONSHIPS:

During the period ended February 28, 2003, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:

To the best of Management's knowledge, during the period ended February 28, 2003 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:

To the best Knowledge of management, no such transactions exist.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(C) REPORTS ON FORM 8-K

On November 19, 2002, the company filed an 8-K reporting that the company had changed its auditor.

On March 18, 2003, the company filed an 8K reporting of the acquisition of EU Laboratories Limited, the disposal of Corspan Limited and subsidiaries and the change of name to Oncthera Inc.

Exhibit 99.1
Exhibit 99.2

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

The undersigned is an officer of Oncthera Inc., has read the statements contained in this Registration statement and states that the contents are true to the undersigned's own knowledge.

                                 ONCTHERA INC.
                                  (Registrant)
Date: July 8, 2003





                                 By: /s/ Ian Warwick
                                     ------------------
                                     President

                                 CERTIFICATIONS

                          I, Ian Warwick, certify that:

1. I have reviewed this annual report on Form 10-K of Oncthera Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 8, 2003





                                        /s/ Ian Warwick
                                        -------------------------------------
                                        Ian Warwick
                                        President and Chief Executive Officer

I, Alan Bowen, certify that:

1. I have reviewed this annual report on Form 10-K of Oncthera Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 8, 2003





                                       /s/ Alan Bowen.
                                       -----------------------
                                       Alan Bowen
                                       Chief Financial Officer