Form 10QSB
period 2003-05-31
ONCTHERA INC
filed 2003-08-04
CIK 1080129

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2003

                                  ONCTHERA INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                               13-4047693
           --------                               ----------
   (State or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)              Identification No.)

             151 South Ferry Quay
            Liverpool, Merseyside                      L3 4EW
    --------------------------------------             -------
    (Address of principal executive offices)          (Zip Code)


Registrant's telephone number +44 (0) 151 707 7898
                              --------------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

As of July 31, 2003, the following shares of the Registrant's common stock were issued and outstanding:

16,581,492  shares of voting common stock

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of
          Security Holders

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

ITEM 1
Financial Statements

                                                   ONCTHERA INC.
                                            CONSOLIDATED BALANCE SHEETS
                                               As Of            As Of
                                           May 31, 2003    May 31, 2002
                                            (Unaudited)     (Unaudited)
                                            ----------       ----------
ASSETS                                           $                $

Current assets - cash                              327                0
Accounts receivable                                  0          481,371
Inventories                                          0            1,721
Prepaid expenses and other assets                    0           43,342
                                            ----------       ----------
Total current assets                               327          526,434

Property and equipment - net                         0            3,786
Goodwill                                             0          634,047
Intangible assets                            1,681,464                0
                                            ----------       ----------
TOTAL ASSETS                                 1,681,781        1,164,267
                                            ==========       ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft                                       0           76,281
Short term debt                                      0          388,101
Deferred Income                                      0          271,192
Accounts payable                               257,982          333,532
Accrued expenses and other liabilities              25          294,793
Factored receivables                                 0          408,042
Current maturities of obligations                    0                0
under capital leases
                                            ----------       ----------
Total Current Liabilities                      258,007        1,771,941
OTHER LIABILITIES
Long term maturities of obligations
under capital leases                                 0                0
Long term debt                                       0           32,350
                                            ----------       ----------
 TOTAL Liabilities                             258,007        1,804,291


STOCKHOLDERS' EQUITY

Common stock, authorized 25,000,000
shares of $0.001 par value;
Issued and outstanding 16,581,492
shares                                          16,581           15,190
Accumulated other comprehensive
income/loss                                     (8,143)           7,589
Additional paid-in capital                   1,478,176        1,053,880
Accumulated deficit                            (62,840)      (1,716,683)
                                            ----------       ----------
Total stockholders' deficit/surplus          1,423,774         (640,024)
                                            ----------       ----------

Total liabilities and stockholders'
deficit                                      1,681,781       (2,444,315)
                                            ==========       ==========


    The accompanying notes are an integral part of these financial statements

                                  ONCTHERA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the 3          For the 3
                                        months ended       months ended
                                        May 31, 2003       May 31, 2002
                                        (Unaudited)        (Unaudited)
                                        ------------       ------------
Net Sales                               $          0       $    200,020
Cost of goods sold                                 0             38,011
                                        ------------       ------------
Gross Profit                                       0            162,009

Operating Expenses
Sales and Marketing                                0             83,675
General and Administrative                    62,840            489,834
Depreciation and amortization                      0             15,869
                                        ------------       ------------
Total Operating Expenses                      62,840            589,378
                                        ------------       ------------

Operating Loss                               (62,840)          (427,369)
Gain on Disposal of
Subsidiary                                         0          4,112,975

Interest Expense                                   0            (59,405)
                                        ------------       ------------
Net Profit/(Loss)                       $    (62,840)      $  3,626,201
                                        ============       ============
Net Profit/(Loss) attributable
to common shares                        $    (62,840)      $  3,626,201
                                        ============       ============

Net Profit/(Loss) per common share
Basic and diluted                       $     (0.004)      $       0.24
Continuing net loss on common
Shares diluted                                     0              (0.03)
                                        ============       ============
Weighted average
common shares outstanding                 16,581,492         15,190,000
                                        ============       ============


The accompanying notes are an integral part of these financial statements.

                                  ONCTHERA INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                              For the 3         For the 3
                                            months ended      months ended
                                            May 31, 2003      May 31, 2002
                                            (Unaudited)       (Unaudited)
                                            -----------       -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Profit/(Loss)                           $   (48,295)      $ 3,626,200

Adjustment to reconcile net loss
To net cash used in operations
Depreciation and amortisation                         0            15,869
Profit on sale of property & equipment          (14,991)
Gain ob disposal of subsidiary                        0        (4,112,975)
Changes in Operating Assets
and Liabilities
Accounts Receivable                                   0          (755,501)
Inventories                                           0                84
Other Current Assets                                327           (36,876)
Deferred Income                                       0           271,192
Accounts Payable                                257,982         1,268,930
Accrued Expenses                               (257,982)         (235,775)
                                            -----------       -----------
Total Adjustments                                   327        (3,600,043)
                                            -----------       -----------
Net Cash provided by Operating
  Activities                                    (47,968)           26,157

CASH FLOWS FROM INVESTING
ACTIVITIES:
Sale of property and equipment                        0            73,367
                                            -----------       -----------
Net cash provided
by investing activities                               0            73,367

CASH FLOWS FROM FINANCING
ACTIVITIES:
Bank Overdraft                                        0            55,100
Repayments on obligations for
Capital leases                                        0           (74,964)
Net receipts on factored receivables                  0           (79,660)
                                            -----------       -----------
Net Cash Utilized
by Financing Activities                               0           (99,524)

Net Change in Cash                                  327                 0
Cash at Beginning of Period                           0                 0
                                            -----------       -----------
Cash at End of Period                       $       327       $         0
                                            ===========       ===========
Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                            $         0       $    83,097
Shares issued for acquisition               $ 1,500,000       $   570,000
                                            ===========       ===========



The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2002

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. Nature of Business

During the quarter to 31 May 2003, Oncthera Inc. ("the Company") conducted its operations through its wholly owned subsidiary, EU Laboratories Limited, a UK Corporation. The Company is in the business of developing and commercializing pharmaceutical products.

B. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, EU Laboratories Limited.

On March 1, 2003, the Company, disposed of Corspan Limited, New Media North Limited, High Low Global Systems Inc, and Total Print Solutions Limited to the shareholders of the Company. The Company then acquired 100% of EU Laboratories Limited. ("the Acquisition") after conducting a 10 for 1 reverse split of the then issued and outstanding common stock.

The basic structure and terms of the Acquisition, together with the applicable effects were that the Company acquired all of the outstanding shares of common stock of EU Laboratories Limited in exchange for 15,000,000 shares of newly issued common stock of the Company.

Under accounting principles generally accepted in the United States of America, the Acquisition is considered to be a business combination. That is, the results of EU Laboratories Limited have been included in the consolidated financial statements since the acquisition. Goodwill arising on the acquisition is recorded at the fair value of the newly issued common stock of the Company less the fair value of the net assets acquired.

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

As permitted the Company has adopted SFAS 141, therefore the goodwill generated on the acquisition of EU laboratories Ltd will not be amortized in future periods but tested for impairment annually.

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

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supersedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on March 1, 2002 did not have a material effect on our consolidated financial position or results of operations.

NOTE 3 - BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by us, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the period ended February 28, 2003., and the 8K/A filing filed on 30th July, 2003.

The financial statements presented herein, for the three months ended May 31, 2003 and 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

NOTE 4 - REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates the Group's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $62,840 at May 31, 2003, and working capital of $ 327 at May 31, 2003. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Group's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its current obligations and to achieve profitable operations and the Group is actively pursuing further funding.

NOTE 5 : ACQUISITION

On March 1, 2003, the Company acquired 100% of the outstanding common shares of EU Laboratories Limited. The results of EU Laboratories Limited's operations have been included in the consolidated financial statements since that date.

The aggregate purchase price was common stock valued at $1,681,465. Due to the limited number of shares currently trading the open market price is not indicative of the fair value of the Company's common stock; and it was determined that the value of the EU Laboratories Limited products in development was not less than the purchase consideration valuing the Company's common stock at $1.12 per share.
The following table summarizes the estimated fair values of the net assets acquired and liabilities assumed at the date of acquisition.




                                                At March 1, 2003
                                                ----------------
                                                       $
Current assets                                           327
Property, plant and equipment                              0
                                                  ----------
Total assets                                             327
Current liabilities                                 (181,138)
                                                  ----------
Net liabilities acquired                            (181,465)

Consideration                                      1,500,000
                                                  ----------
Goodwill                                           1,681,465
                                                  ==========



NOTE 6: DISPOSAL

On March 1, 2003, the Company disposed of 100% of the outstanding common stock of Corspan Limited, High Low Global Systems Inc, Total Print Solutions Limited and New Media North Limited, thereby disposing of all of the operations, assets and liabilities of these companies to the shareholders of Corspan Inc.

The following table summarizes the values of the net assets and liabilities of Corspan Limited, New Media North Limited, Total Print Solutions Limited, and High Low Global Systems Inc, at the disposal date and the gain arising.



                                                                At March 1, 2003
                                                                ----------------

Current assets                                                      $ 1,531,548
Property, plant and equipment                                            31,237
                                                                    -----------
Total assets                                                          1,662,785
Total liabilities                                                    (2,223,243)
                                                                    -----------
Net liabilities disposed                                               (560,458)



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

Liquidity

To date, we have incurred significant net operating losses. We anticipate that we may continue to incur significant operating losses for some time. We have an accumulated deficit of $ 62,840 at May 31,2003, and negative working capital of $ 327 at May 31,2003. These matters, among others, raise substantial doubt about our ability to remain a going concern.

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

The company is currently seeking financing through private placements. The company hopes to raise significant proceeds through this medium, which will be used to fund develop of its products, the acquisition of new products and operating expenses. The Company is actively reviewing various avenues to raise capital and we are currently visiting with and meeting a number of potential investors.

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

Oncthera Inc. is engaged in the business of developing and commercializing pharmaceutical compounds to fight cancer.

Acquisition of EU Laboratories Limited.

On March 1, 2003 Oncthera Inc., acquired the total outstanding share capital of EU Laboratories Ltd. "EU Labs". EU Labs are a UK based company that develops products to fight cancer.

Disposal of interest in Corspan Limited, New Media North Limited, High Low Global Sytems Inc, and Total Print Solutions Limited.

On March 1, 2003 Oncthera Inc. disposed of its interest in Limited, New Media North Limited, High Low Global Sytems Inc, and Total Print Solutions Limited to the shareholders of Corspan Inc (Now Oncthera Inc). This was done with the consent of the shareholders, and was felt that the company needed a new change of direction to give the shareholders a more realistic chance of achieving value.

There has been significant doubts as to the continuation of Corspan Limited, New Media North Limited, High Low Global Sytems Inc, and Total Print Solutions Limited as a print related companies, as the printing market had seen a downturn in business and overall consumer confidence had fallen to a low.

The Directors are of the opinion that the disposal of this interest was required to progress the Oncthera Inc. new strategic plan and remove day to day operational pressures from the executives of the company allowing them to focus on the development of the development strategy of Oncthera Inc.

Overview

The company is currently operating through one wholly owned subsidiary, EU Laboratories Limited.

EU Laboratories Limited has a limited trading history, and has a current portfolio of four products aimed at cancer. Onca 011 is a monoclonal antibody which targets most forms of cancer. Onca 022 is a combination drug therapy which is focused on the treatment of breast cancer. Onca 033 is a reformulation of a novel anti microtubule agent targeted against breast cancer, and Onca 044 utilises a stem cell technology to form bone marrow.

The global cancer market is forecast to grow from $29.4bn in 2001 to $42.8bn in 2007.
In this period the innovative cancer therapy market is forecast to triple from $4.3bn in 2001 to $12.3bn in 2007.The Company's focus on innovative treatments should benefit from the fact that the leading pharmaceutical companies in the oncology market will all suffer from multiple patent expiries in the next four years with existing cytostatic and hormonal therapies. This creates a clear market opportunity for niche drug discovery companies focusing on innovative technologies as the large pharmaceutical companies will be looking to enhance their existing portfolios with new products.

Management believes by focusing on innovative cancer therapies it will be possible to develop multiple drug candidates. Innovative Oncology will take development stage candidates which have commercial potential and take these products through early stage clinical trials to prove efficacy and safety. Oncthera will then look to license the products to partners who will take the economic burden of multi center clinical trials. Oncthera will look to license US rights whilst maintaining the European rights.

Although the US is the single most lucrative market the European market is extremely valuable. The European market is broken down into five main marketplaces UK, Germany, France, Italy and Spain. These five marketplaces have a prevalent patient population of approximately 3.4mn as compared to 3.3mn in the US (by main disease area excluding skin cancer).Innovative Oncology will look to establish niche oncology sales forces in these markets whilst licensing its products in other smaller European territories. Oncthera will also look to develop niche drugs which large pharmaceutical companies will not develop as they do not have potential blockbuster status.

Sales

We had no revenues for the quarter ended May 31, 2003.

Gross Profit

Our gross loss for the quarter ending May 31 2003 was attributable to G & A expenses.

General & Administrative Expenses

During  quarter  ending  May  31  2002  we  incurred   $62,840  in  general  and
administrative expenses compared to $589,378 in quarter ending May 31 2002.

Operating Loss

The reported operating loss was by $62,840 in the period to 31 May 2003.

Net Loss

The reported net loss in the period to 31 May 2003 was $62,840 (or $0.004 per share basic and undiluted).

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The directors are not aware of any further pending legal proceedings against the Company.

Item 2. Changes in Securities

The company has conducted a 10 for 1 reverse split on 1st March, 2003 and then issued 15,000,000 shares to leave total issued and outstanding shares of 16,581,492.

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.

Item 4. Submission of Matters to a Vote of Security Holders

The shareholders were asked to vote upon the disposal of Corspan Limited, Total Print Solutions Limited , new Media North Limited and High Low Global Systems Inc, and to acquire EU Laboratories Limited, thereby adopting a new business plan. A majority of shareholders being more than 70% voted in favour of the transaction.

Item 5. Other information

There is no other information to report which is material to the Company's financial condition not previously reported.

Item 6. Exhibits and Reports on Form 8-K

There are no Exhibits or reports on Form 8-K attached hereto.

A Filing on Form 8K/A Was filed on July 30, 2003 which is hereby incorporated by reference.

Exhibit 99.1
Exhibit 99.2

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCTHERA, INC.
(Registrant) Date: August 1, 2003


                                                By: /s/ Ian Warwick
                                                    -------------------
                                                    President

                                 CERTIFICATIONS

                          I, Ian Warwick, certify that:

1. I have reviewed this Form 10-QSB of Oncthera Inc;

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

Date: August 1, 2003



                                        /s/ Ian Warwick
                                        -------------------------------------
                                        Ian Warwick
                                        President and Chief Executive Officer

I, Alan Bowen, certify that:

1. I have reviewed this Form 10-QSB of Oncthera Inc;

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

Date: August 1, 2003


/s/ Alan Bowen.
-----------------------
Alan Bowen
Chief Financial Officer