Form 10QSB
period 2003-08-31
ONCTHERA INC
filed 2003-10-10
CIK 1080129

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended August 31, 2003

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

As of August 31, 2003, the following shares of the Registrant's common stock were issued and outstanding:

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


SIGNATURES

ITEM 1
Financial Statements

                                  ONCTHERA INC.
                           CONSOLIDATED BALANCE SHEETS

                                               As Of            As Of
                                          August 31, 2003  February 28,2003

                                            ----------       ----------
ASSETS                                           $                $

Current assets - cash                              327                0
Accounts receivable                                  0        1,497,531
Inventories                                          0            3,825
Prepaid expenses and other assets                    0          130,192
                                            ----------       ----------
Total current assets                               327        1,631,548

Property and equipment - net                         0           31,237
Intangible assets                            1,681,464           739990
                                            ----------       ----------
TOTAL ASSETS                                 1,681,791        2,402,775
                                            ==========       ==========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft                                       0        1,081,732
Short term debt                                      0          154,430
Accounts payable                               468,051          470,077
Accrued expenses and other liabilities              25          295,162
Factored receivables                                            968,585
                                            ----------       ----------
Total Current Liabilities                      468,076        2,001,401
OTHER LIABILITIES
Long term debt                                       0        2,223,243
                                            ----------       ----------
 TOTAL Liabilities                             468,076        4,224,644


STOCKHOLDERS' EQUITY

Common stock, authorized 25,000,000
shares of $0.001 par value;
Issued and outstanding 16,581,492
shares                                          16,581           15,687
Accumulated other comprehensive
income/loss                                     (8,133)        (126,676)
Additional paid-in capital                   1,478,176        2,643,951
Accumulated deficit                           (272,909)      (4,354,831)
                                            ----------       ----------
Total stockholders' deficit/surplus          1,213,715        1,821,869
                                            ----------       ----------

Total liabilities and stockholders'
deficit                                        745,639       (2,402,775)
                                            ==========       ==========


    The accompanying notes are an integral part of these financial statements

                                  ONCTHERA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                         For the 3          For the 3
                                        months ended       months ended
                                      August 31, 2003     August 31, 2002

                                        ------------       ------------
Net Sales                               $          0       $  1,540,955
Cost of goods sold                                 0            555,923
                                        ------------       ------------
Gross Profit                                       0            985,032

Operating Expenses
Sales and Marketing                                              84,061
Research & Development                       150,000
General and Administrative                    60,069            846,824
Depreciation and amortization                      0             15,951
                                        ------------       ------------
Total Operating Expenses                     210,069            946,836
                                        ------------       ------------

Operating Loss                              (210,069)           38,196

Interest Expense                                   0           (49,854)
                                        ------------       ------------
Net Profit/(Loss)                       $   (210,069)      $   (11,658)
                                        ============       ============
Income expense                                                (153,450)
Minority interest                                               (1,186)
Net Profit/(Loss) attributable
to common shares                        $   (210,069)      $  (166,294)
                                        ============       ============

Net Profit/(Loss) per common share
Basic and diluted                       $     (0.01)       $       0.01
                                        ============       ============
Weighted average
common shares outstanding                 16,581,492        15,686,920
                                        ============       ============



The accompanying notes are an integral part of these financial statements.

                                  ONCTHERA INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                              For the 3         For the 3
                                            months ended      months ended
                                          August 31, 2003   August 31, 2002

                                            -----------       -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Profit/(Loss)                           $   (210,069)      $ (166,294)

Adjustment to reconcile net loss
To net cash used in operations
Minority interest                                                   1,186
Depreciation and amortisation                         0            15,951
Profit on sale of property & equipment                0
Gain ob disposal of subsidiary                        0
Changes in Operating Assets
and Liabilities
Accounts Receivable                                   0        (1,675,563)
Inventories                                           0           (10,338)
Other Current Assets                                  0           (15,120)
Deferred Income                                       0           780,237
Accounts Payable                                210,069         1,037,748
Accrued Expenses                               (210,094)         (440,525)
                                            -----------       -----------
Total Adjustments                                   (25)        (306,424)
                                            -----------       -----------
Net Cash provided by Operating
  Activities                                   (210,094)         (472,718)



CASH FLOWS FROM INVESTING
ACTIVITIES:


Sale of property and equipment                        0               269
                                            -----------       -----------
Net cash provided
by investing activities                               0               269



CASH FLOWS FROM FINANCING
ACTIVITIES:


Minority interest                                                  74,447
Bank Overdraft                                        0           (42,574)
Repayments on obligations for
Capital leases                                        0                 0
Net receipts on factored receivables                  0           560,543
                                            -----------       -----------
Net Cash Utilized
by Financing Activities                               0           592,416

Net Change in Cash                                    0           119,967
Cash at Beginning of Period                         327                 0
                                            -----------       -----------
Cash at End of Period                       $       327       $   119,967
                                            ===========       ===========
Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                            $         0       $    49,854
Shares issued for acquisition               $    15,000       $ 1,788,912
                                            ===========       ===========



The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2003

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. NATURE OF BUSINESS

During the quarter to 31 August 2003, Oncthera Inc. ("the Company") conducted its operations through its wholly owned subsidiary, EU Laboratories Limited, a UK Corporation. The Company is in the business of developing and commercializing pharmaceutical products.

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

NOTE 3 - BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by us, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the period ended February 28, 2003., and the 8K/A filing filed on 30th July, 2003 and Form 10QSB for the period ending May 31, 2003.

The financial statements presented herein, for the three months ended August 31, 2003 and 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

NOTE 4 - REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates the Company's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $272,909 at August 31, 2003, and working capital of $ (210,094) at August 31, 2003. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its current obligations and to achieve profitable operations and the Company is actively pursuing further funding.

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

LIQUIDITY

To date, we have incurred significant net operating losses. We anticipate that we may continue to incur significant operating losses for some time. We have an accumulated deficit of $272,909 at August 31,2003, and negative working capital of $ 210,094 at August 31,2003. These matters, among others, raise substantial doubt about our ability to remain a going concern.

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

SALES

We had no revenues for the quarter ended August 31, 2003.

GROSS PROFIT

Our gross loss for the quarter ending August 31 2003 was attributable to Operating expenses.

RESEARCH & DEVELOPMENT

Research and Development expenses for the quarter ending August 31, 2003 were $150,000, compared to $35,000 for the corresponding quarter ending August 31, 2002, this increase is attributable to the search and selection process of identifying new compounds.

GENERAL & ADMINISTRATIVE EXPENSES

During quarter ending August 31 2003 we incurred $60,069 in general and administrative expenses compared to $57,244 in quarter ending August 31 2002.

OPERATING LOSS

The reported operating loss was by $210,069 in the period to 31 August 2003.

NET LOSS

The reported net loss in the period to 31 August 2003 was $210,069 (or $0.01 per share basic and undiluted).

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

None

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

ONCTHERA, INC.
(Registrant) Date: October 10, 2003





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

Date: October 10, 2003





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

Date: October 10, 2003



/s/ Alan Bowen.
-----------------------
Alan Bowen
Chief Financial Officer