Form 10QSB
period 2003-11-30
ONCTHERA INC
filed 2004-01-20
CIK 1080129

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2003

                              EVOLVE ONCOLOGY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        13-4047693
 ----------------------------                           ----------------
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

        151 South Ferry Quay
        Liverpool, Merseyside                                L3 4EW
----------------------------------------                   ---------
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

                                 Yes |X|  No |_|

As of November 30, 2003, the following shares of the Registrant's common stock were issued and outstanding:

16,931,492 shares of voting common stock

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of
          Security Holders

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

ITEM 1
Financial Statements

                              EVOLVE ONCOLOGY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        As Of              As Of
                                                  November 30, 2003   February 28,2003
                                                  -----------------   ----------------
ASSETS                                                   $                  $

Current assets - cash                                       327                  0
Accounts receivable                                           0          1,497,531
Inventories                                                   0              3,825
Prepaid expenses and other assets                             0            130,192
                                                     ----------         ----------
Total current assets                                        327          1,631,548

Property and equipment - net                                  0             31,237
Intangible assets                                     1,681,464             739990
                                                     ----------         ----------
TOTAL ASSETS                                          1,681,791          2,402,775
                                                     ==========         ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft                                                0          1,081,732
Short term debt                                               0            154,430
Accounts payable                                        527,451            470,077
Accrued expenses and other liabilities                       25            295,162
Factored receivables                                                       968,585
                                                     ----------         ----------
Total Current Liabilities                               527,476          2,001,401
OTHER LIABILITIES
Long term debt                                                0          2,223,243
                                                     ----------         ----------
 TOTAL Liabilities                                      527,476          4,224,644
STOCKHOLDERS' EQUITY

Common stock, authorized 25,000,000
shares of $0.001 par value;
Issued and outstanding 16,931,492 shares                 16,931             15,687
Accumulated other comprehensive income/loss              (8,133)          (126,676)
Additional paid-in capital                            1,740,326          2,643,951
Accumulated deficit                                    (594,809)        (4,354,831)
                                                     ----------         ----------
Total stockholders' deficit/surplus                   1,154,315          1,821,869
                                                     ----------         ----------
Total liabilities and stockholders' equity            1,681,791         (2,402,775)
                                                     ==========         ==========

The accompanying notes are an integral part of these financial statements

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the 3          For the 3
                                               months ended        months ended
                                             November 30, 2003   November 30, 2002
                                             -----------------   -----------------
Net Sales                                       $          0       $  1,385,178
Cost of goods sold                                         0            808,859
                                                ------------       ------------
Gross Profit                                               0            576,319

Operating Expenses
Sales and Marketing                                                      99,958
Research & Development                                     0
General and Administrative                           321,900            644,318
Depreciation and amortization                              0             45,138
                                                ------------       ------------
Total Operating Expenses                             321,900            789,414
                                                ------------       ------------

Operating Loss                                      (321,900)          (213,095)

Interest Expense                                           0            (86,418)
                                                ------------       ------------
Net Profit/(Loss)                               $   (321,900)      $   (299,513)
                                                ============       ============
Income expense                                                                0
Minority interest                                          0             (1,134)
Net Profit/(Loss) attributable
to common shares                                $   (321,900)      $   (298,379)
                                                ============       ============

Net Profit/(Loss) per common share
Basic and diluted                               $      (0.02)      $      (0.02)
                                                ============       ============
Weighted average
common shares outstanding                         16,756,492         15,686,920
                                                ============       ============

The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                  For the 3           For the 3
                                                 months ended        months ended
                                               November 30, 2003   November 30, 2002
                                               -----------------   -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Profit/(Loss)                                 $  (321,900)      $  (298,379)

Adjustment to reconcile net loss
To net cash used in operations
Minority interest                                                         1,134
Depreciation and amortisation                               0            45,138
Profit on sale of property & equipment                      0
Gain ob disposal of subsidiary                              0
Changes in Operating Assets
and Liabilities
Cash and Cashflows                                          0          (119,967)
Accounts Receivable                                         0        (1,656,372)
Inventories                                                 0            (1,722)
Other Current Assets                                        0            (8,333)
Deferred Income                                             0           755,843
Accounts Payable                                       59,400            62,849
Accrued Expenses                                            0           581,581
Increase in short term debt                                 0             1,320
                                                  -----------       -----------
Total Adjustments                                      59,400          (338,529)
                                                  -----------       -----------
Net Cash provided by Operating
  Activities                                               (0)         (636,908)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Minority interest                                                         1,134
Bank Overdraft                                              0           (13,254)
Repayments on obligations for
Capital leases                                              0                 0
Net receipts on factored receivables                        0           531,329
                                                  -----------       -----------
Net Cash raised
by Financing Activities                               262,500           516,941

Net Change in Cash                                          0          (119,967)
Cash at Beginning of Period                               327           119,967
                                                  -----------       -----------
Cash at End of Period                             $       327       $         0
                                                  ===========       ===========
Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                                  $         0       $    49,854
Shares issued for acquisition                     $         0       $ 1,788,912
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2003

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. NATURE OF BUSINESS

During the quarter to 30 November 2003, Evolve Oncology Inc. ("the Company") conducted its operations through its wholly owned subsidiary, EU Laboratories Limited, a UK Corporation. The Company is in the business of developing and commercializing pharmaceutical products.

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

NOTE 3 - BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by us, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the period ended February 28, 2003., and the 8K/A filing filed on 30th July, 2003, the Form 10QSB for the period ending May 31, 2003, and the Form 10QSB for the period ending August 31, 2003.

The financial statements presented herein, for the three months ended November 30, 2003 and 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

NOTE 4 - REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates the Company's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $594,809 at November 30, 2003, and working capital of $ (527,476) at November 30, 2003. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its current obligations and to achieve profitable operations and the Company is actively pursuing further funding.

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

LIQUIDITY

To date, we have incurred significant net operating losses. We anticipate that we may continue to incur significant operating losses for some time. We have an accumulated deficit of $594,809 at November 30,2003, and negative working capital of $527,476 at November 30,2003. These matters, among others, raise substantial doubt about our ability to remain a going concern.

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

Evolve Oncology Inc. is engaged in the business of developing and commercializing pharmaceutical compounds to fight cancer.

ACQUISITION OF EU LABORATORIES LIMITED.

On March 1, 2003 Evolve Oncology Inc., acquired the total outstanding share capital of EU Laboratories Ltd. "EU Labs". EU Labs are a UK based company that develops products to fight cancer.

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

The Directors are of the opinion that the disposal of this interest was required to progress the Evolve Oncology Inc new strategic plan and remove day to day operational pressures from the executives of the company allowing them to focus on the development of the development strategy of Evolve Oncology Inc.

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

SALES

We had no revenues for the quarter ended November 30, 2003.

GROSS PROFIT

Our gross loss for the quarter ending November 30 2003 was attributable to Operating expenses.

RESEARCH & DEVELOPMENT

Research and Development expenses for the quarter ending November 30, 2003 were nil, as the Company's initial R & D work screening compounds has come to an end and data is being collated before proceeding with the development of selected compounds. The Company expects future R & D expenses to be substantial.

GENERAL & ADMINISTRATIVE EXPENSES

During quarter ending November 30 2003 we incurred $321,900 in general and administrative expenses.

OPERATING LOSS

The reported operating loss was by $59,400 in the three month period to 30 November 2003.

NET LOSS

The reported net loss in the period to 30 November 2003 was $321,900 (or $0.02 per share basic and undiluted).

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The directors are not aware of any pending legal proceedings against the Company.

ITEM 2. CHANGES IN SECURITIES

During the three month period ended 30th November 2003 the Company issued 350,000 shares to consultants on 17 October 2003 at a price of $0.75.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A Filing on Form 8K/A was filed on November 7, 2003 changing the Company's name to Evolve Oncology Inc which is hereby incorporated by reference.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EVOLVE ONCOLOGY, INC.
                                        (Registrant) Date: January 19, 2004


                                        By: /s/ Ian Warwick
                                            ------------------------------------
                                            President