Form 10KSB
period 2004-02-29
EVOLVE ONCOLOGY INC
filed 2004-07-16
CIK 1080129

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10KSB

             Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                              EVOLVE ONCOLOGY INC.

             (Exact name of registrant as specified in its charter)


                   DELAWARE                           13-4047693
                   --------                          ------------
          (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)         Identification No.)

             712 Fifth Avenue, New York, NY,           10019
         --------------------------------------       -------
         (Address of principal executive offices)    (Zip Code)




                   Registrant's telephone number 646-723-8941

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

As of June 14, 2004, 43,402,984 shares of the Registrant's common stock par value $0.001were issued and outstanding:



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

             Item 10.  Executive Compensation

             Item 11.  Security Ownership of Certain Beneficial
                          Owners and Management

             Item 12.  Certain Relationships and Related
                          Transactions

             Item 13.  Exhibits and Reports on Form 8-K


                                     PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

EVOLVE ONCOLOGY INC., (the "Company"), was organized in April 1997 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. The Company was originally incorporated to be a provider, developer and manufacturer of CD Rom software.

On March 16, 2001 the Company entered into an acquisition agreement to acquire 100% of the issued and outstanding share capital of ICM Resource Limited ("ICM"), a UK Corporation, which was incorporated on 1 July 1999. ICM was actively engaged in the business of print management solutions.

On February 24, 2003, a majority of shareholders of the company (85%) voted in favor of the Company acquiring all of the outstanding shares of stock of EU Laboratories Limited, ("EU Laboratories"), a company incorporated and registered in England. The acquisition of EU Laboratories was undertaken subsequent to a 1 for 10 reverse split of the outstanding shares of common stock of the Company. The consideration paid by the Company for the acquisition of EU Laboratories was 15,000,000 newly issued shares of common stock of the Company payable to the shareholders of EU Laboratories on a pro-rata basis to their holding in EU Laboratories Limited. As a result of this acquisition, control of the company passed to the shareholders of EU Laboratories Limited. This transaction was finally completed on March 1, 2003 whereby the company sold off and transferred all of its interests in the print industry to its own shareholders immediately prior to the closing of the agreement to acquire EU Laboratories Limited. The Company through the acquisition of EU Laboratories Limited on 1st March 2003 is now engaged in the research and development of pharmaceutical products to fight cancer.

The company is currently operating through two wholly owned subsidiaries, EU Laboratories Limited, a UK corporation and Antibody Technologies Inc, a Delaware corporation.

The Company currently has four products in its portfolio and is actively negotiating to inlicense further products.

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

Management believes by focusing on innovative cancer therapies it will be possible to develop multiple drug candidates. Evolve Oncology will take development stage candidates which have commercial potential and take these products through early stage clinical trials to prove efficacy and safety. Evolve Oncology will then look to license the products to partners who will take the economic burden of multi center clinical trials. Evolve Oncology will look to license US rights whilst maintaining the European rights.

Although the US is the single most lucrative market the European market is extremely valuable. The European market is broken down into five main marketplaces UK, Germany, France, Italy and Spain. These five marketplaces have a prevalent patient population of approximately 3.4mn as compared to 3.3mn in the US (by main disease area excluding skin cancer).Innovative Oncology will look to establish niche oncology sales forces in these markets whilst licensing its products in other smaller European territories. Evolve Oncology Inc will also look to develop niche drugs which large pharmaceutical companies will not develop as they do not have potential blockbuster status.

STRATEGY

The Company's business strategy is to develop its existing products, acquire additional early-mid stage product candidates, selectively license its technology and establish strategic collaborations to advance its product pipeline. The Company is pursuing an in-licensing and reformulations strategy to advance a number of attractive near-term market opportunities with the potential to generate early cash flows that can then be leveraged into a number of potential long-term market opportunities. The Company intends to leverage early cash flows associated with its in-licensing and reformulations strategy to develop the most promising long-term growth opportunities internally.

The major pharmaceutical companies face an extremely competitive market, are under increasing pressure to introduce new products, and are facing loss of patent protection for a significant number of major revenue-generating drugs in their portfolios. We believe that innovative compound technologies provide opportunities for overcoming formulation challenges with promising active biopharmaceutical ingredients; for establishing product differentiation; for extending product life-cycles; and for providing additional patent protection for key products.

The Company's strategy includes mitigating risks traditionally associated with product strategies focused solely on new molecular entity (NME) and new chemical entity (NCE) development, with in-licensing and reformulations of new and existing compounds. Relative to the estimated $800 million clinical development budgets associated with NME/NCE development, clinical development budgets for post-patent expiry reformulations are generally accepted to range between $10-50 million.

The Company favors early to mid stage in-licensing, defined as agreements for late stage Pre-clinical/Phase I-II compounds, due to reduced risk profile and costs relative to NME and NCE development. As an increasingly high number of pharmaceutical products are facing the loss of patent protection over the next five years, large pharmaceutical companies are giving Phase III product licensing deals increasing priority, with in-licensing of phase III compounds by large pharmaceutical companies accounting for over 30% of the in-licensing agreements made by these companies in 2002. The Company will continue to advance its clinical development strategy balancing in-licensing and reformulations, with the development of NMEs/NCEs where appropriate.

Our business strategy is as follows:

      o In-license and co-develop novel, proprietary technologies within the major therapeutic segments of the lifestyle drug market.

      o Collaborate with other pharmaceutical and/or biotechnology companies to apply the Company's current technology to the formulation of their proprietary products and compounds.

      o Identify and in-license new therapeutic opportunities for the treatment of lifestyle disorders or related indications to expand the Company's existing pipeline.

Our near-term objective is to advance clinical development of MSD product candidates, gain regulatory approval and maximize the commercial opportunities of the resulting lead products. In addition to continuing the clinical development of lead product candidates, we may also seek to secure corporate partners to provide additional funding towards the remaining clinical development costs and also to maximize the commercial success of product candidates subsequent to approvals.

The structure of our research and development activity is designed to enable the best choices to be made as to where and how the projects are run and resourced. Each is managed as a discreet project with its own budget and project manager. Where and when possible projects make common use of the resources and contracted facilities enlisted at each stage. We manage our projects through ongoing review of scientific data, making use of our broadly experienced Scientific Advisory Board to assist in this process and by supplementing these programs with our cost allocations as required to move toward regulatory approval. Our cost allocations are based primarily on pre-established development budgets set out in our agreements with research and co-development partners. Costs attributed to Research and Preclinical projects largely represent our pipeline generating activities

PRODUCT DEVELOPMENT

The Company has incurred limited expenses for research and development activities through February 29, 2004 due to management spending considerable time on sourcing new product opportunities. In addition, the Company estimates that it will need to incur at least an additional $1 million of expenses in research and development activities over the next four quarters relating to the products currently under development.

A major element of the Company's product development strategy is to use third-party or contract research organizations ("CROs") to assist in the conduct of safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA and EMEA regulatory review and approval processes, and to manufacture and distribute any FDA and EMEA approved products. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively.

The Company believes the use of third-parties to develop and manufacture its products has several advantages. This approach generally allows a greater pool of resources to be concentrated on a product than if these functions were preformed by internal personnel who were required to support all of the Company's product development activities. Although this approach will allow the Company to avoid the expense associated with developing a large internal infrastructure to support its product development efforts, it will result in the Company being dependent on the ability of outside parties to perform critical functions for the Company. Over time, the Company expects to build internal capabilities to replace certain development functions now contracted to outside parties.

This contract approach to product development requires project management by professionals with substantial industry experience. The Company will continue to evaluate prospective additions to its in-house expertise, as well as opportunities for contract and advisory services in areas of critical importance to all of its proposed products, including the management of current development teams. These areas include regulatory affairs, marketing and sales, quality assurance, manufacturing, clinical trials management, finance, information systems and general management.

The product development process is designed to identify problems associated with a proposed product's safety and effectiveness. The Company attempts to reduce the risk that a proposed product will not be accepted in the marketplace by conducting market research and defining commercial strategy for each product candidate. A drug development portfolio cannot be completely insulated from potential clinical and market failures. It is likely that some proposed products selected for development by the Company will not produce the clinical or revenue results expected. Additionally, the Company may divest product candidates from its portfolio if they display clinical results outside the lifestyle drug sector and/or require financial, development and management resources better met by larger pharmaceutical or biopharmaceutical companies.

RESEARCH PRODUCT PIPELINE

The Company will continue to invest in the research and development of existing and new products, including those that could extend the applications of existing technologies. The Company is currently evaluating a number of additional product candidates. Our research and development efforts on these additional product candidates are considered preliminary and we cannot give any assurance that any of these compounds will be successful or that they will progress through clinical trials. Advancing one or more of these potential products into human clinical trials is dependent on several factors including technological feasibility, commercial opportunity, and securing additional financial resources.

EU Laboratories Limited has a current portfolio of four products aimed at cancer.

EVO 011 - MONOCLONAL ANTIBODY

The Company's lead compound is EVO 011 is a monoclonal antibody which targets most forms of cancer. This is being developed by Queen Mary University London for Evolve Oncology. EVO 011 is a monoclonal antibody that is a receptor blocker. EVO 011 stops cancer cell proliferation, and inhibits cancer cells from metasizing, blocking Angiogenesis II. It significantly reduces cancer invasion and will be used as an adjunct therapy. This drug may also have a use in cardiovascular disease.

Substances foreign to the body, such as disease-causing bacteria and viruses and other infectious agents, known as antigens, are recognized by the body's immune system as invaders. Our natural defenses against these infectious agents are antibodies, proteins that seek out the antigens and help destroy them.

Antibodies have two very useful characteristics. First, they are extremely specific; that is, each antibody binds to and attacks one particular antigen. Second, some antibodies, once activated by the occurrence of a disease, continue to confer resistance against that disease; classic examples are the antibodies to the childhood diseases chickenpox and measles.

The second characteristic of antibodies makes it possible to develop vaccines. A vaccine is a preparation of killed or weakened bacteria or viruses that, when introduced into the body, stimulates the production of antibodies against the antigens it contains.

It is the first trait of antibodies, their specificity, that makes monoclonal antibody technology so valuable. Not only can antibodies be used therapeutically, to protect against disease; they can also help to diagnose a wide variety of illnesses, and can detect the presence of drugs, viral and bacterial products, and other unusual or abnormal substances in the blood. Given such a diversity of uses for these disease-fighting substances, their production in pure quantities has long been the focus of scientific investigation. The conventional method was to inject a laboratory animal with an antigen and then, after antibodies had been formed, collect those antibodies from the blood serum (antibody-containing blood serum is called antiserum). There are two problems with this method: It yields antiserum that contains undesired substances, and it provides a very small amount of usable antibody.

Monoclonal antibody technology allows the production of large amounts of pure antibodies in the following way: Cells can be obtained that produce antibodies naturally and also have the ability to grow continually in cell culture. If a hybrid is formed that combines the characteristic of "immortality" with the ability to produce the desired substance, there would be, in effect, a factory to produce antibodies that worked around the clock.

In monoclonal antibody technology, tumor cells that can replicate endlessly are fused with mammalian cells that produce an antibody. The result of this cell fusion is a "hybridoma," which will continually produce antibodies. These antibodies are called monoclonal because they come from only one type of cell, the hybridoma cell; antibodies produced by conventional methods, on the other hand, are derived from preparations containing many kinds of cells, and hence are called polyclonal. An example of how monoclonal antibodies are derived is described below.

A myeloma is a tumor of the bone marrow that can be adapted to grow permanently in cell culture. When myeloma cells were fused with antibody-producing mammalian spleen cells, it was found that the resulting hybrid cells, or hybridomas, produced large amounts of monoclonal antibody. This product of cell fusion combined the desired qualities of the two different types of cells: the ability to grow continually, and the ability to produce large amounts of pure antibody.

Because selected hybrid cells produce only one specific antibody, they are more pure than the polyclonal antibodies produced by conventional techniques. They are potentially more effective than conventional drugs in fighting disease, since drugs attack not only the foreign substance but the body's own cells as well, sometimes producing undesirable side effects such as nausea and allergic reactions. Monoclonal antibodies attack the target molecule and only the target molecule, with no or greatly diminished side effects.

EVO 022 BREAST CANCER COMBINATION THERAPY

EVO 022 is a combination drug therapy which is focused on the treatment of breast cancer. EVO 022 is a combination therapy for breast cancer consisting of two anti-estrogen compounds, the First compound stops or slows cell growth, and the second compound has a Novel mode of action on estrogen receptor; increases binding to ER beta and allosteric inhibition of ER alpha. The combination Increases efficacy & reduces side effects.

It is thought that a combination therapy can be devised from the combination of these two products. One of which is the most popular and effective endocrine treatment currently available for advanced breast cancer, and is appropriate initial endocrine treatment in both premenopausal and postmenopausal patients. It competitively binds to ERs, blocking estrogen binding and inhibiting estrogen-dependent cell growth. Eventually, however, cells develop resistance to this compound. The second compound has been shown to have an effect on patients that have become resistant, so by combining these two compounds in a formulated dosage it is felt that this could provide greater patient benefit.

EVO 033 ORAL REFORMULATION OF ANTI MICROTUBULE AGENT

EVO 033 is a reformulation of an off patent novel anti microtubule agent targeted against breast cancer. This agent is actually a naturally occuring substance in the slow growing evergreen YEW tree. The YEW bush grows throughout northern temperate climates. The Yew shrubs constituents contain a mixture of alkaloids known as taxine, and also diterpenes, lignans, tanin and resin. The agent inhibits cell division.

The way that the anticancer drug works is that it inhibits tumors through multiple cytotoxic and cytostatic mechanisms. Independently of these mechanisms, it induces distinct immunological efficacy when it acts as a second signal for activation of tumoricidal activity by interferon gamma (IFN gamma)-primed murine normal host macrophages. It has been reported that tumor-distal macrophages, which mediate immunosuppression through dysregulated nitric oxide (NO) and tumor necrosis factor alpha (TNF alpha) production, are differentially regulated by this product. Because it influences tumor cell growth dynamics and activates immune cell populations, it is assessed the ex vivo immunosuppressive and antitumor activities of the treated normal host and tumor-bearing host (TBH) macrophages. Pretreatment of such cells with this product partly reconstituted T cell alloantigen reactivity, suggesting that it mediates a limited reversal of TBH macrophage immunosuppressive activity. Treated TBH macrophages significantly suppressed the growth of fibrosarcoma cells (Meth-KDE) through soluble effector molecules and promoted direct cell-mediated cytotoxicity, indicating that the agent enhanced tumor-induced macrophage antitumor activities. Tumor-induced helper T cells, however, showed a higher sensitivity to direct induced suppression. These data demonstrated that this product exerts pleiotropic effects on antitumor immune responses with the capacity to abate the immunosuppressive activities of macrophages and promote macrophage-mediated antitumor activities simultaneously, but also directly modulating T cell reactivity. Collectively, these studies suggest that this antineoplastic drug may impart antitumor activity through an immunotherapeutic capacity.

Currently this product is only available by intravenous delivery, and Evolve are currently working on developing a reformulated oral version of the product with enhanced efficacy and a better safety profile.

EVO 044 - STEM CELL TECHNOLOGY

EVO 044 utilises a stem cell technology to form bone marrow. Stem cells have the remarkable potential to develop into many different cell types in the body. Serving as a sort of repair system for the body, they can theoretically divide without limit to replenish other cells as long as the person or animal is still alive. When a stem cell divides, each new cell has the potential to either remain a stem cell or become another type of cell with a more specialized function, such as a muscle cell, a red blood cell, or a brain cell.

Common terms describing stem cells group them according to how many different types of cells they have the potential to produce. A fertilized egg is considered totipotent, meaning that its potential is total; it gives rise to all the different types of cells in the body. Pluripotent stem cells can give rise to any type of cell in the body except those needed to develop a fetus. Stem cells that can give rise to multiple different cell types are generally called multipotent. Stem cells have potential in many different areas of health and medical research. To start with, studying stem cells will help us to understand how they transform into the dazzling array of specialized cells that make us what we are. Some of the most serious medical conditions, such as cancer and birth defects, are due to problems that occur somewhere in this process. Another potential application of stem cells is making cells and tissues for medical therapies. Today, donated organs and tissues are often used to replace those that are diseased or destroyed. Unfortunately, the number of people suffering from these disorders far outstrips the number of organs available for transplantation. Stem cells offer the possibility of a renewable source of replacement cells and tissues to treat myriad diseases, conditions, and disabilities including Parkinson's and Alzheimer's diseases, spinal cord injury, stroke, burns, heart disease, diabetes, osteoarthritis and rheumatoid arthritis. There is almost no realm of medicine that might not be touched by this innovation.

Blood-forming stem cells in bone marrow called hematopoietic stem cells (HSCs) are currently the only type of stem cell commonly used for therapy. Doctors have been transferring HSCs in bone marrow transplants for over 40 years. More advanced techniques of collecting, or "harvesting", HSCs are now used in order to treat leukemia, lymphoma and several inherited blood disorders. The clinical potential of stem cells has also been demonstrated in the treatment of other human diseases that include diabetes and advanced kidney cancer. However, these newer applications have involved studies with a very limited number of patients, using stem cells that were harvested from people.

Pluripotent stem cells have been isolated from human embryos that are a few days old. Cells from these embryos can be used to create pluripotent stem cell "lines", cultures that can be grown indefinitely in the laboratory. Multipotent stem cell lines have also been developed from fetal tissue obtained from terminated pregnancies.

Stem cells can also be isolated from adult tissue. Thus far, these cells have been multipotent. Adult stem cells have not been found for all types of tissue, but discoveries in this area of research are increasing. For example, until recently it was thought that stem cells were not present in the adult nervous system, but in recent years such stem cells have been found in the brain.
Once a stem cell line is established from a cell in the body, it is essentially immortal, no matter how it was derived. That is, it does not have to be created again from the original embryo or adult. Once established, it can be grown in the laboratory indefinitely and widely distributed to other researchers.

In addition, before any type of stem cell for transplantation, attempts must be made to overcome a problem of the patient's immune system rejecting the transplant. Human stem cell lines might in the future be modified with gene therapy or other techniques to overcome this immune rejection. It might also be possible to replace damaged genes or add new genes to stem cells in order to give them new characteristics that can ultimately help to treat diseases.

Pluripotent stem cells, while having great therapeutic potential, face formidable technical challenges. First, scientists must learn how to control their development into all the different types of cells in the body. Second, the cells now available for research are likely to be rejected by a patient's immune system. Another serious consideration is that the idea of using stem cells from human embryos or human fetal tissue troubles many people on ethical grounds.

Until recently, there was little evidence that stem cells from adults could change course and provide the flexibility that researchers need in order to address all the medical diseases and disorders they would like to. New findings in animals, however, suggest that even after a stem cell has begun to specialize, it may be more flexible than previously thought.

There are currently several limitations to using adult stem cells. Although many different kinds of multipotent stem cells have been identified, the evidence that adult stem cells could give rise to all cell and tissue types is not yet conclusive. Adult stem cells are often present in only minute quantities and can therefore be difficult to isolate and purify. There is also evidence that they may not have the same capacity to multiply as embryonic stem cells do. Finally, adult stem cells may contain more DNA abnormalities -- caused by sunlight, toxins and errors in making more DNA copies during the course of a lifetime. These potential weaknesses might limit the usefulness of adult stem cells.

EVO 044 is a project on which Evolve Oncology is currently developing to look at deriving a stem cell product for various cancer related therapies.

MARKET OVERVIEW


We believe the biopharmaceutical industry has evolved significantly since its commercial inception in the 1970s and is currently approaching a period of sustained growth. To be successful, we believe biopharmaceutical companies must have the ability to harness rapidly advancing technology, provide solutions for previously unmet therapeutic needs, ensure faster development of new drugs and allow flexibility to exploit changing market conditions. We seek to engage in this new generation of biopharmaceutical companies, linking the technological skills of doctors and scientists in Europe and North America with the U.S. and European capital markets.


The National Cancer Institute estimated in 2000 the overall costs for cancer to be $107 billion in the United States; $37 billion for direct costs, $11 billion for morbidity costs and $59 billion for mortality costs. Treatment of breast, lung and prostate cancer account for over half the direct medical costs.


The table below shows the forecast global cancer treatment market for the period 2001-2007. The overall market is forecast to grow from $29.4 billion in 2001 to $42.8bn in 2007, representing an average annual growth rate of 6.5%.

Forecast Global Cancer Treatment Market 2001 - 2007 (amounts in $ billions)
---------------------------------------------------------------------------

Drug Class                   2001         2002       2003        2004        2005       2006         2007
------------------------  ----------- ----------- ----------- ----------- ---------- ----------- ----------
Adjunct therapies           $11,321      $11,834    $12,347     $12,860     $13,373    $13,752     $14,132
Cytotoxics                    8,651        9,136      9,501       9,881      10,277     10,585      10,902
Hormonals                     5,720        5,841      5,950       5,952       5,856      5,688       5,464
Innovative agents             3,679        4,665      5,650       7,126       8,602     10,432      12,261
                          ----------- ----------- ----------- ----------- ---------- ----------- ----------
            TOTALS          $29,372      $31,476    $33,448     $35,820     $38,108    $40,457     $42,760
                          =========== =========== =========== =========== ========== =========== ==========

Source: Reuters, 2002

We believe that new cancer therapies increasingly will be required to be more cost-effective and allow for alternate site or in-home treatment and to improve patient quality of life during treatment.


PATENTS AND PROPRIETARY RIGHTS

The Company's success will depend, in part, upon our ability to obtain and enforce protection for our products under United States and foreign patent laws, as well as other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third-parties. Our policy is to file patent applications in the United States, European Union and foreign jurisdictions to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. Also, we rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop a competitive position.

We evaluate the desirability of seeking patent or other forms of protection for our products in foreign markets based on the expected costs and relative benefits of attaining this protection. There can be no assurance that any patent will be issued for any application or that any issued patents will afford adequate protection to us. Further, there can be no assurance that any issued patents will not be challenged, invalidated, infringed or circumvented or that any rights granted thereunder will provide competitive advantages to us. Parties not affiliated with us may have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to our products. There can be no assurance that patents now in existence or hereafter issued to others will not adversely affect the development or commercialization of our products or that our planned activities will not infringe patents owned by others.

We could incur substantial costs in defending ourselves in infringement suits brought against us or any of our licensors or in asserting any infringement claims that we may have against others. We could also incur substantial costs in connection with any suits relating to matters for which we have agreed to indemnify our licensors or distributors. An adverse outcome in any litigation could have a material adverse effect on our business and prospects. In addition, we could be required to obtain licenses under patents or other proprietary rights of third parties. No assurance can be given that any of these licenses would be made available on terms acceptable to us, or at all. If we are required to, and do not obtain any required licenses, we could be prevented from, or encounter delays in, developing, manufacturing or marketing one or more of our products.

We also rely upon trade secret protection for our confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose this technology or that we can meaningfully protect our trade secrets.

It is our policy to require our employees, consultants, members of the Scientific Advisory Board and parties to collaborative agreements to execute confidentially agreements upon the commencement of employment or consulting relationships or collaboration with us. These agreements provide that all confidential information developed or made known during the course of the relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed by the individual during employment shall be our exclusive property to the extent permitted by applicable law.


GOVERNMENT REGULATION

Our products are subject to extensive regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and the European Union European Medicines Evaluation Agency ("EMEA"), as well as numerous state and foreign agencies. We need to obtain clearance of our potential products by the FDA and EMEA before we can begin marketing our products in the United States and European Union, respectively. Similar approvals are also required in other countries.

Product development and approval within these regulatory frameworks is uncertain, can take many years and requires the expenditure of substantial resources. The nature and extent of the government review process for our potential products will vary, depending on the regulatory categorization of particular products and various other factors. In particular, during 2003 the FDA implemented a reorganization to consolidate review of new pharmaceutical products within the FDA's Center for Drug Evaluation and Research ("CDER"). Prior to this reorganization, the FDA's Center for Biologics Evaluation and Research ("CBER"), reviewed new biological products, while CDER reviewed new drug products and combination drug/biological products. We do not believe the FDA's reorganization will significantly affect the review process of our product candidates; however we are monitoring events within the FDA and EMEA, to keep pace with current developments.

The necessary steps before a new pharmaceutical product may be sold in the United States ordinarily include:

   o  pre-clinical laboratory and animal tests;

   o submission to the FDA of an investigational new drug application which must become effective before clinical trails may commence;

   o completion of adequate and well controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

   o  submission to the FDA of a marketing authorization application; and

   o FDA review and approval of the marketing authorization application prior to any commercial sale.

Clinical trials generally are conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the product into humans, the product is tested to assess safety, metabolism, pharmacokinetics and pharmacological actions associated with increasing doses. Phase II usually involves trials in a limited patient population to determine the efficacy of the potential product for specific, targeted indications, determine dosage tolerance and optimum dosage and further identify possible adverse reactions and safety risks. Phase III trials are undertaken to evaluate further clinical efficacy in comparison to standard therapies within a broader patient population, generally at geographically dispersed clinical sites. Phase I, Phase II or Phase III testing may not be completed successfully within any specific period of time, if at all, with respect to any of our product candidates. Furthermore, the FDA, an institution review board or the Company may suspend a clinical trial at any time for various reasons, including finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of pre-clinical studies, pharmaceutical development and clinical trials are submitted to the FDA in the form of a marketing authorization application for approval of the manufacture, marketing and commercial shipment of the pharmaceutical product. The testing and approval process is likely to require substantial time, effort and resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a marketing authorization application if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-market testing and surveillance to monitor the safety or efficacy of the product. In addition, after marketing approval is granted, the FDA may require post-marketing clinical trials, which typically entail extensive patient monitoring and may result in restricted marketing of an approved product for an extended period of time.

COMPETITION

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Many third-parties compete with us in developing various approaches to lifestyle disorders. They include pharmaceutical companies, biotechnology companies, academic institutions and other research organizations.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approval and marketing than we do. In addition, many of these competitors are active in seeking patent protection and licensing arrangements in anticipation of collection royalties for proprietary technology. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as acquiring technologies complementary to our programs.

We expect that competition among products approved for sale will be based, among other things, on efficacy, reliability, product safety, price and patent position. Our ability to compete effectively and develop products that can be manufactured cost-effectively and marketed successfully will depend on our ability to:

      o     advance our lead product candidates and technology platforms;

      o obtain required government and other public and private approvals on a timely basis;

      o     enter into corporate partnerships;

      o     license additional technology;

      o     maintain a proprietary position in our technologies and products;
            and

      o     attract and retain key personnel.

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

As of February 29, 2004, the Company had 2 full-time and 3 part-time employees. Of these, 2 are in management, 2 are in research and development, and one is in administration. The Company only needs limited employee resource as it outsources all of its development work. We believe our relationships with our employees are satisfactory.

RISKS RELATED TO ENHANCE'S BUSINESS

IF THE COMPANY DOES NOT RECEIVE AND MAINTAIN REGULATORY APPROVALS FOR ITS PRODUCT CANDIDATES, ENHANCE WILL NOT BE ABLE TO COMMERCIALIZE ITS PRODUCTS, WHICH WOULD SUBSTANTIALLY IMPAIR ITS ABILITY TO GENERATE REVENUES AND MATERIALLY HARM ITS BUSINESS AND FINANCIAL CONDITION.

None of the Company's product candidates have received regulatory approval from the FDA or EMEA. Approvals from the FDA and EMEA are necessary to manufacture and market pharmaceutical products in the United States and European Union, respectively. Many other countries including Japan have similar requirements.

These regulatory approvals are extensive, time-consuming and costly, and there is no guarantee that the FDA or EMEA will approve any of the Company's product candidates, or that the timing of any such approval will be appropriate for its product launch schedule and other business priorities, which are subject to change.

Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of pre-clinical studies or clinical trial results are positive, the Company may obtain different results in later stages of drug development, including failure to show desired safety and efficacy.

The clinical trials of any of the Company's product candidates could be unsuccessful, which would prevent it from obtaining regulatory approval and commercializing the product. FDA approval can be delayed, limited or not granted for many reasons, including, among others:

      o FDA officials may not find a product candidate safe or effective to merit an approval;

      o FDA officials may not find that the data from pre-clinical testing and clinical trials justifies approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

      o the FDA may not approve the Company's manufacturing processes or facilities, or the processes or facilities of its contract manufacturers or raw material suppliers;

      o     the FDA may change its approval policies or adopt new regulations;
            and

      o the FDA may approve a product candidate for indications that are narrow or under conditions that place its product at a competitive disadvantage, which may limit the Company's sales and marketing activities or otherwise adversely impact the commercial potential of a product.

If the FDA and/or the EMEA do not approve the Company's product candidates in a timely fashion on commercially viable terms or the Company terminates development of any of its product candidates due to difficulties or delays encountered in the regulatory approval process, it will have a material adverse impact on the Company's business. As a result, the Company will be dependent on the development of its other product candidates and/or its ability to successfully acquire other products and technologies.

In addition, the Company intends to market certain of its products, and perhaps have certain of its products manufactured, in foreign countries. The process of obtaining approvals in foreign countries is subject to delay and failure for similar regulatory reasons.

IF THE COMPANY'S PRODUCT CANDIDATES ARE APPROVED BY THE FDA AND/OR THE EMEA, BUT DO NOT GAIN MARKET ACCEPTANCE, ITS BUSINESS WILL SUFFER BECAUSE THE COMPANY MAY NOT BE ABLE TO FUND FUTURE OPERATIONS.

A number of factors may affect the market acceptance of any of the Company's existing products or any other products it develops or acquires in the future, including, among others:

      o the price of the Company's products relative to other therapies for the same or similar treatments;

      o the perception by patients, physicians and other members of the health care community of the effectiveness and safety of the Company's products for their prescribed treatments;

      o     the Company's ability to fund its sales and marketing efforts;

      o     the effectiveness of the Company's sales and marketing efforts; and

      o     the introduction of generic competitors.

In addition, the Company's ability to market and promote its products will be restricted to the labels approved by the FDA and/or EMEA. If the approved labels are restrictive, the Company's sales and marketing efforts, as well as market acceptance and the commercial potential of its products may be negatively affected.

If the Company's products do not gain market acceptance, the Company may not be able to fund future operations, including the development or acquisition of new product candidates and/or its sales and marketing efforts for its approved products, which would cause its business to suffer.

IF THE COMPANY IS UNABLE TO SUFFICIENTLY DEVELOP ITS SALES, MARKETING AND DISTRIBUTION CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD-PARTIES TO PERFORM THESE FUNCTIONS, THE COMPANY WILL NOT BE ABLE TO COMMERCIALIZE PRODUCTS.

In due course, the Company will commence the process of developing its sales, marketing and distribution capabilities. However, the Company's current capabilities in these areas are limited. In order to commercialize any products successfully, the Company must internally develop substantial sales, marketing and distribution capabilities, or establish collaborations or other arrangements with third-parties to perform these services. The Company does not have extensive experience in these areas, and it may not be able to establish adequate in-house sales, marketing and distribution capabilities or engage and effectively manage relationships with third parties to perform any or all of such services. To the extent that the Company enters into co-promotion or other licensing arrangements, its product revenues are likely to be lower than if it directly marketed and sold its products, and any revenues it receives will depend upon the efforts of third-parties, whose efforts may not be successful.

THE COMPANY HAS NOT GENERATED ANY REVENUE FROM PRODUCT SALES TO DATE; IT HAS A HISTORY OF NET LOSSES AND NEGATIVE CASH FLOW, AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

The Company has not generated any revenue from product sales to date and may never generate revenues from product sales in the future. Even if the Company does achieve significant revenues from product sales, it expects to incur significant operating losses over the next several years. The Company has never been profitable, and may never become profitable. The Company may need to raise additional capital during the next twelve months. If the Company engages in acquisitions of companies, products, or technology in order to execute its business strategy, it may need to raise additional capital. The Company may be required to raise additional capital in the future through collaborative agreements, private financings, and various other equity or debt financings. If the Company is required to raise additional capital in the future, there can be no assurance that the additional financing will be available on favorable terms, or at all.

IF THE COMPANY HAS PROBLEMS WITH ITS CONTRACT MANUFACTURERS, IT'S PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS FOR ITS PRODUCT CANDIDATES COULD BE DELAYED OR STOPPED.

In due course, the Company will sign an agreement(s) with a contract manufacturing organization or similar supplier, to produce bulk product for clinical use. It is expected that the Company's contract manufacturer will produce the active pharmaceutical ingredient under cGMP's for commercial scale validation and will provide support for chemistry, manufacturing and controls sections for FDA regulatory filings. The Company has not established and may not be able to establish arrangements with such manufacturers for these ingredients or products and no guarantees are available to ensure supplies become available or that the contract manufacturer will be able to adequately perform its responsibilities. Difficulties in the Company's relationship with its manufacturer or delays or interruptions in such manufacturer's supply of its requirements could limit or stop its ability to provide sufficient quantities of its products, on a timely basis, for clinical trials and, if the Company's products are approved, could limit or stop commercial sales, which would have a material adverse effect on its business and financial condition.

THE COMPANY'S INABILITY TO RETAIN KEY MANAGEMENT AND SCIENTIFIC PERSONNEL COULD NEGATIVELY AFFECT ITS BUSINESS.

The Company's success depends on the performance of key management and scientific employees with biotech experience. Given its small staff size and programs currently under development, the Company depends substantially on its ability to hire, train, retain and motivate high quality personnel, especially its management team and scientific advisors. If the Company were to lose one or more of its key management or scientific advisors, then it would likely lose some portion of its institutional knowledge and technical know-how, potentially causing a substantial delay in one or more of its development programs until adequate replacement personnel and advisors could be hired and trained.

THE COMPANY'S STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY.

The stock price may be subject to significant volatility. The following factors, in addition to other risks and uncertainties described in this section and elsewhere in this report, may cause the market price of the Company's common stock to fall. The Company participates in a highly dynamic industry, which often results in significant volatility in the market price of common stock irrespective of company performance. Fluctuations in the price of common stock may be exacerbated by conditions in the healthcare and technology industry segments or conditions in the financial markets generally.

RECENT TRADING IN THE COMPANY'S STOCK HAS BEEN LIMITED, SO INVESTORS MAY NOT BE ABLE TO SELL AS MUCH STOCK AS THEY WANT TO AT PREVAILING MARKET PRICES.

Trading volume has been limited. If limited trading in the Company's stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

RISKS RELATED TO THE COMPANY'S INDUSTRY COMPLIANCE WITH THE EXTENSIVE GOVERNMENT REGULATIONS TO WHICH THE COMPANY IS SUBJECT IS EXPENSIVE AND TIME CONSUMING, AND MAY RESULT IN THE DELAY OR CANCELLATION OF PRODUCT SALES, INTRODUCTIONS OR MODIFICATIONS.

Extensive industry regulation has had, and will continue to have, a significant impact on the Company's business. All biopharmaceutical companies, including Enhance, are subject to extensive, complex, costly and evolving regulation by the United States federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration ("DEA"), and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of products. Under certain of these regulations, the Company and its contract suppliers and manufacturers are subject to periodic inspection of its or their respective facilities, procedures and operations and/or the testing of products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that the Company and its contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether the Company's systems, or its contract suppliers' and manufacturers' processes, are in compliance with cGMP and other FDA regulations.

In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet.

The Company is dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping its products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve the Company's products, or will take post-approval action limiting or revoking its ability to sell its products, or that the rate, timing and cost of such approvals will adversely affect its product introduction plans or results of operations.

THE COMPANY'S SUPPLIERS AND CONTRACT MANUFACTURERS ARE SUBJECT TO REGULATION BY THE FDA AND OTHER AGENCIES, AND IF THEY DO NOT MEET THEIR COMMITMENTS, THE COMPANYWOULD HAVE TO FIND SUBSTITUTE SUPPLIERS OR MANUFACTURERS, WHICH COULD DELAY THE SUPPLY OF ITS PRODUCTS TO MARKET.

Regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. The Company has no internal manufacturing capabilities and is, and expects to be in the future, entirely dependent on contract manufacturers and suppliers for the manufacture of its products and for their active and other ingredients. The disqualification of these suppliers through their failure to comply with regulatory requirements could negatively impact the Company's business because the delays and costs in obtaining and qualifying alternate suppliers (if such alternative suppliers are available, which the Company cannot assure) could delay clinical trials or otherwise inhibit the Company's ability to bring approved products to market, which would have a material adverse affect on the Company's business and financial condition.

THE COMPANY MAY BE REQUIRED TO INITIATE OR DEFEND AGAINST LEGAL PROCEEDINGS RELATED TO INTELLECTUAL PROPERTY RIGHTS, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE, DELAY AND/OR CESSATION OF THE DEVELOPMENT AND COMMERCIALIZATION OF ITS PRODUCTS.

The Company relies on licensing agreements and patents to protect its intellectual property rights. The strength of this protection, however, is uncertain. For example, it is not certain that:

      o the Company's and/or licensors' patents and pending patent applications cover products and/or technology that it and/or they invented first;

      o the Company and/or its licensor was the first to file patent applications for these inventions;

      o others will not independently develop similar or alternative technologies or duplicate the Company's and/or its licensors' technologies;

      o any of the Company's and/or its licensors' pending patent applications will result in issued patents; and

      o any of the Company's or its licensors' issued patents, or patent pending applications that result in issued patents, will be held valid and infringed in the event the patents are asserted against others.

The Company currently licenses several U.S. and foreign patents and also has pending patent applications. There can be no assurance that the Company's or its licensors' existing patents, or any patents issued to it or its licensors as a result of such applications, will provide a basis for commercially viable products, will provide the Company with any competitive advantages, or will not face third-party challenges or be the subject of further proceedings limiting their scope or enforceability.

The Company may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of the Company's or its licensors' inventions. In addition, costly litigation could be necessary to protect the Company's patent position. The Company will also rely on trademarks to protect the names of its products. These trademarks may be challenged by others. If the Company enforces its trademarks against third-parties, such enforcement proceedings may be expensive. The Company also relies on trade secrets, un-patented proprietary know-how and continuing technological innovation that it seeks to protect with confidentiality agreements with licensors, employees, consultants and others with whom the Company discusses its business. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of these agreements, and the Company might not be able to resolve these disputes in its favor.

In addition to protecting the Company's own intellectual property rights, third parties may assert patent, trademark or copyright infringement or other intellectual property claims against the Company based on what they believe are their own intellectual property rights. The Company may be required to pay substantial damages, including but not limited to treble damages, for past infringement if it is ultimately determined that its products infringe a third party's intellectual property rights. Even if infringement claims against the Company are without merit, defending a lawsuit takes significant time, may be expensive and may divert management's attention from other business concerns. Further, the Company may be stopped from developing, manufacturing or selling its products until it obtains a license from the owner of the relevant technology or other intellectual property rights. If such a license is available at all, it may require the Company to pay substantial royalties or other fees.

IF THIRD-PARTY REIMBURSEMENT IS NOT AVAILABLE, THE COMPANY'S PRODUCTS MAY NOT BE ACCEPTED IN THE MARKET.

The Company's ability to earn sufficient returns on its products will depend in part on the extent to which reimbursement for its products and related treatments will be available from government health administration authorities, private health insurers, managed care organizations and other healthcare providers.

Third-party payers are increasingly attempting to limit both the coverage and the level of reimbursement of new drug products to contain costs. Consequently, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. If the Company succeeds in bringing one or more of its product candidates to market, third-party payers may not establish adequate levels of reimbursement for its products, which could limit their market acceptance and result in a material adverse effect on the Company's financial condition.

THE COMPANY FACES INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE THAT COULD RESULT IN THE DEVELOPMENT OF PRODUCTS BY OTHERS THAT ARE SUPERIOR TO THE PRODUCTS THE COMPANY IS DEVELOPING.

The Company has numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include Pfizer Inc., Lilly IOCS LLC, GlaxoSmithKline, and Bayer Pharmaceuticals, among others. These competitors may develop technologies and products that are more effective or less costly than the Company's current or future product candidates or that could render its technologies and product candidates obsolete or noncompetitive. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than the Company does. In addition, many of the Company's competitors have significantly greater experience than the Company's does in undertaking pre-clinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.

THE COMPANY IS EXPOSED TO PRODUCT LIABILITY CLAIMS, AND INSURANCE AGAINST THESE CLAIMS MAY NOT BE AVAILABLE TO IT ON REASONABLE TERMS OR AT ALL.

The Company might incur substantial liability in connection with clinical trials or the sale of its products. Product liability insurance is expensive and in the future may not be available on commercially acceptable terms, or at all. A successful claim or claims brought against the Company in excess of its insurance coverage could materially harm its business and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY,

Our headquarters are located at 712 5th Avenue, 19th Floor, New York, NY, 10019-4108, where we lease serviced office space of approximately one hundred square feet under a month-to-month lease from Bioaccelerate Inc. an affiliated third party for $2675 per month including office services We anticipate that the Company will be able to continue the monthly lease, and that this space will be adequate for our operations through the end of fiscal year 2004.

The Company leases its European office, located at 32 Haymarket, London SW1Y 4TP, on a month-to-month basis from Bioaccelerate Inc. an affiliated third party for $ 2000 per month including office services. We anticipate that the Company will be able to maintain the monthly lease, and that this facility, consisting of serviced office space for one to two people and access to meeting rooms and associated support services as required will be adequate for our operations through the end of fiscal year 2004.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 24, 2003, security holders were asked to vote on the acquisition of EU Laboratories Limited, and the disposal of the print businesses. A majority of security holders voted in favor of the transaction. In connection therein, a majority of security holders voted in favor of the following items: name change to Oncthera, Inc.; a 1 for 10 reverse split of the issued and outstanding shares of the Company ; purchase of all outstanding common stock of EU Laboratories Limited in exchange for 15,000,000 shares of stock in the Company.

On November 7th, 2004, a majority of security holders voted in favour of the change of name to Evolve Oncology Inc.

On March 12, 2004, security holders were asked to vote on to authorize and approve: (i) an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001 of the Company from 25,000,000 shares to 100,000,000 and authorize 25,000,000 shares of preferred stock, par value $.001 of the Company, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company's Board of Directors from time to time; and, (ii) an amendment to the Company's Certificate of Incorporation to affect a two (2) for one (1) forward split of the Company's issued and outstanding shares as of March 1, 2004 with all fractional shares rounded to the nearest whole. A majority of security holders voted in favor of the transaction with an effective date of April 7, 2004.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

During the year ended February 29, 2004, our common stock was traded in the Over-The- Counter ("OTC") market and quoted on the Electronic Bulletin Board (the "Bulletin Board") un the symbol "EVON.OB". The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of a relatively minor changes in the supply and demand. It is likely that trading prices will fluctuate in the future without regard to our business activities.

The following table presents the high and low bid quotations for the Common Stock as reported by the OTC Bulletin Board for each quarter during the year ended February 29, 2004. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows:

            2004:                       HIGH          LOW
Quarter Ended May 31, 2003              3.25          1.85
Quarter Ended August 31, 2003           3.25          3.00
Quarter Ended November 30, 2003         4.25          3.00
Quarter Ended February 29, 2004         4.25          3.00


STOCKHOLDERS
There are approximately 160 shareholders of record of our common stock.

DIVIDENDS
The Company has not paid any dividends to date and does not plan to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS The company has made allocation for up to ten percent of the stock for allocation to staff and officers under authorised equity compensation plans; however no plan was instigated in the reported year while the company established structure and personnel to manage it. It is expected that a plan will be submitted to the Board for implementation early in the next financial year.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

      This Form 10-KSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as may, expect, anticipate, estimate, hopes, believes, continue, intends, seeks, contemplates, suggests, envisions or comparable language. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with our ability to identify and raise additional capital to complete our product development programs; our ability to raise, and our allocation of, resources as necessary to continue operations; our ability to generate cash flow from revenue or other sources; our ability to use our capital stock for acquisitions, paying expenses or other disbursements, attracting personnel or contractors and other business uses. Many of these factors are beyond our management's control. These uncertainties could cause our actual results to differ materially from the expectations reflected in these forward-looking statements. In light of these risks and uncertainties, we cannot be certain that the forward-looking information contained in this annual report on Form 10-KSB will, in fact, occur. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-KSB, before making a decision to invest in our common stock.

The following is a discussion of our financial condition and results of operations as of the date of this Form 10-KSB. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company, including the Notes thereto, which are included elsewhere herein.


GENERAL

      Management's Discussion and Analysis presents a review of our consolidated operating results and financial condition for the fiscal years ended February 29, 2004 and February 28, 2003. This discussion and analysis is intended to assist in understanding the financial information of the Company presented elsewhere herein. This section should be read in conjunction with our consolidated financial statements and the related notes, as well as ITEM 1. Description of Business, of this Form 10-KSB.


CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified two accounting principles that we believe are key to an understanding of our financial statements. These important accounting policies require management's most difficult, subjective judgments.

(1) GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred significant losses, has negative working capital and needs additional capital to finance its operations. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company also intends to finance its operations through sales of its securities as well as entering into loans and other types of financing arrangements such as convertible debenture.

(2) RESEARCH AND DEVELOPMENT

The Company conducts its research and development through various CRO operations Such expenses are expense as incurred. Any disruption in the Company's relationship with these entities could have a material impact on the Company's future operations.


RESULTS OF OPERATIONS

Evolve Oncology Inc is a company that is acquiring and developing products to fight cancer. The global cancer market is forecast to grow from $29.4bn in 2001 to $42.8bn in 2007. In this period the innovative cancer therapy market is forecast to triple from $4.3bn in 2001 to $12.3bn in 2007.The Company's focus on innovative treatments should benefit from the fact that the leading pharmaceutical companies in the oncology market will all suffer from multiple patent expiries in the next four years with existing cytostatic and hormonal therapies. This creates a clear market opportunity for niche drug discovery companies focusing on innovative technologies as the large pharmaceutical companies will be looking to enhance their existing portfolios with new products.

Management believes by focusing on innovative cancer therapies it will be possible to develop multiple drug candidates. Evolve Oncology will take development stage candidates which have commercial potential and take these products through early stage clinical trials to prove efficacy and safety. Evolve Oncology will then look to license the products to partners who will take the economic burden of multi center clinical trials. Evolve Oncology will look to license US rights whilst maintaining the European rights.

Although the US is the single most lucrative market the European market is extremely valuable. The European market is broken down into five main marketplaces UK, Germany, France, Italy and Spain. These five marketplaces have a prevalent patient population of approximately 3.4mn as compared to 3.3mn in the US (by main disease area excluding skin cancer).Innovative Oncology will look to establish niche oncology sales forces in these markets whilst licensing its products in other smaller European territories. Evolve Oncology Inc will also look to develop niche drugs which large pharmaceutical companies will not develop as they do not have potential blockbuster status

During the year ended February 29, 2004, work continued on the product development programs as planned and the individual items are detailed below. The year ended February 29, 2004, compared to the year ended February 28, 2003:

General and administrative expenses increased from $114,378 in the year ended February 28, 2003, to $ 571,367 in fiscal 2004. The main reason for the increase was the further development of the Company's infrastructure to support its planned growth. Such costs were primarily wages and consulting fees.

Research & Development expenses for the year ended February 28, 2004, were $ 150,000. The majority of these expenses were in connection with the development of several of our product candidates. There were no significant biotech Research & Development expenses for the corresponding 2003 period.

Liquidity & Capital Resources - We are actively seeking strategic alliances in order to develop and market our range of products. In November 3, 2003, the Company entered into an agreement with Bioaccelerate Inc ("Bioaccelerate"), a related party, to provide up to $2.0 million in funding. By way of inducement to provide the facility, the Company granted Bioaccelerate options to purchase 1 million shares of its common stock at the lower of the market price of such stock as at the date thereof or at such price sold to investors in any financing arrangement.

We believe that the credit facility provided by Bioaccelerate Inc will last the company through the next 12 months, However, a failure to raise additional capital would raise substantial doubt about our ability to remain a going concern for a reasonable period of. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our existence is dependent on our ability to obtain additional financing sufficient to allow us to meet our obligations as they become due and to achieve profitable operations.

We plan to meet our working capital needs in the coming fiscal year through a combination of the Bioaccelerate facility, financing and licensing of products from EU Laboratories Limited. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

BOARD OF DIRECTORS AND SHAREHOLDERS OF EVOLVE ONCOLOGY INC.

We have audited the accompanying consolidated balance sheets of Evolve Oncology Inc as of February 29, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evolve Oncology Inc as of February 29, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $721,367 during the year ended February 28, 2004 and, as of that date, the Company's current liabilities exceeded its current assets by $709,565. These factors, among others, as discussed in Note D to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

15th July, 2004

                              EVOLVE ONCOLOGY INC
                           CONSOLIDATED BALANCE SHEET


                                     29 February        28 February
                                        2004               2003
                                     -----------        -----------
ASSETS                                     $
Current assets
Accounts receivable                            0                  0
Inventories                                    0                  0
Prepaid expenses and other assets            374                316
                                     -----------        -----------
Total current assets                         374                316

Property and equipment - net                   0                  0

Intangible assets                     15,984,795                  0
                                     -----------        -----------
TOTAL ASSETS                          15,985,169                316
                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdraft                                 0                  0
Short term debt                                0                  0
Accounts payable                         691,214            187,023
Accrued expenses and other
Liabilities                               18,725                  0
                                     -----------        -----------
Total Current Liabilities                709,939            187,023

OTHER LIABILITIES                              0                  0
                                     -----------        -----------
                                         709,939            187,023




STOCKHOLDERS' DEFICIT

Common stock, authorized 25,000,000
shares of $0.001 par value;
  Issued and outstanding 21,431,492
    shares                                21,431                316
Additional paid-in capital            16,226,180                  0
Accumulated deficit                     (902,832)          (181,465)
Accumulated other comprehensive
   Income/deficit                        (69,549)            (5,558)
                                     -----------        -----------
Total stockholders' equity            15,275,230           (186,707)
                                     -----------        -----------

Total liabilities and stockholders'
  deficit                             15,985,169                316
                                     ===========        ===========



The accompanying accounting policies and notes form an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                     Year ended
                            29, February   28, February
                                2004           2003
                                  $              $
                            ------------   ------------
Net sales                              0              0

Cost of goods sold                     0              0

Gross profit                           0              0

General and administrative       571,367        114,378
Expenses
Research and Development         150,000         67,088
                            ------------   ------------
Total operating expenses         721,367        181,465

Loss from operations            (721,367)      (181,465)

NET LOSS                        (721,367)      (181,465)


Net loss attributable to
  common shares                 (721,367)      (181,465)


Net loss per common share
Basic and diluted                  (0.04)       (9073.3)

Weighted average common
  shares outstanding          17,881,492            200



The accompanying accounting policies and notes form an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                   Accumulated
                        Common Stock                     Additional                Other
                        ------------                       Paid-in   Accumulated   Comprehensive   Stockholders
  Amount                    Shares          Amount         Capital     Deficit     Income/loss        Equity
                                              $
Balance at February
28,2003                    15,814,992   $     15,815              0      (181,465)        (5,558)      (171,208)
===============================================================================================================
10:1 Reverse split
Of Common Stock
March 1,2003              (14,233,500)       (14,234)                                                   (14,234)
Shares issued for
Acquisition of
EU Laboratories
March 1,2003               15,000,000         15,000                                                     15,000

Net Loss May 30,2003                `                                     (62,840)                      (62,840)
Translation adjustment
May 30, 2003                                                                              (8,132)        (8,132)
Balance at May 30,
2003                       16,581,492         16,581              0      (244,305)       (13,690)      (241,414)
===============================================================================================================
Net Loss August 31,                                                      (210,069)                     (210,069)
2003p
Translation adjustment                                                                        (1)            (1)
Balance August 30,
2003                       16,581,492         16,581              0      (454,374)       (13,691)      (451,484)
===============================================================================================================
Net Loss November 30,
2003p                                                                    (321,900)                     (321,900)
Translation Adjustment                                                                        --
Common stock issued
To Consultants
November 30, 2003             350,000            350        262,150                                     262,500
Balance November 30
2003                       16,931,492         16,931        262,150      (776,274)       (13,691)      (510,884)
===============================================================================================================
Net Loss February 29,
2004p                                                                    (126,558)                     (126,558)
Translation Adjustment                                                                   (55,858)       (55,858)
Common stock issued for
Acquisition of Antibody
Technologies                4,500,000          4,500     15,964,030                                  15,968,530
Balance February 29
2004                       21,431,492         21,431     16,226,180      (902,832)       (69,549)    15,275,230
===============================================================================================================


The accompanying accounting policies and notes form an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              Year ended
                                       February 29,   February 28,
                                           2004           2003
                                             $              $
                                       ------------   ------------
Cash flows from operating
activities:
  Net loss                             ($   721,367)  ($   181,465)

Adjustments to reconcile net
loss to net cash provided by
operating activities:

Foreign currency transaction
   adjustment                                    --             --
Depreciation and amortization                    --             --
Profit/(loss) on sale of
  property and equipment                         --             --
Changes in:
  Receivables                                    --           (316)
  Inventories                                    --             --
  Prepaid expenses and other                 18,725              0
  Accounts payable                          504,191        187,023

                                       ------------   ------------
   Net cash provided /(used)
   in operating activities                 (198,451)         5,242

Cash flows from investing activities:
Purchase of property and equipment      (15,984,795)             0
Sale of property and equipment                   --             --
                                       ------------   ------------


The accompanying accounting policies and notes form an integral part of these financial statements.

EVOLVE ONCOLOGY INC - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corspan Inc. changed its name on 1st March 2003 to Oncthera Inc and then on November ("the Company") and conducted its operations during the financial period through its wholly owned subsidiary, EU Laboratories Limited ("EUL"), located in the United Kingdom. EU Laboratories Limited is a biotechnology company that is developing several potential pharmaceutical products..

The financial information presented includes the Fiscal Year ended February 29, 2004.

1. Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, EU Laboratories Limited and Antibody Technologies Inc, acquired on 2nd February 2004.

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

9. Commitments

The Company leases its office facilities in New York and London for aggregate monthly rents of approximately $4,635 on a month-to-month basis.

The company entered into a License Agreement with Clinical Resource Management plc on 7th November 2002, in relation to EVO 022, EVO 033 and EVO 044, this agreement provides for a royalty of 10% on future sales of the marketed products. A License Agreement and Research agreement was entered into with Queen Mary & Westfield College, University of London on 25th September, 2003 by Antibody Technologies Inc, which was acquired by the Company on 4th February 2004, in relation to EVO 011. The License agreement provides for a total of $1,489,250 upon certain milestones being achieved and a royalty fee of 10% on sales of marketed products. The research agreement is for a period of three years and provides for total expenditure of $1,438,659 over the course of the three years.


NOTE B - BASIS OF PRESENTATION AND REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates the Company's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. . The Company's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses, primarily reflect the operations of its early stage.

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


NOTE C - PROVISION FOR INCOME TAXES

Due to the continuing losses, the company does not have any taxable income and accordingly no tax expense has been recorded.

The Company has available for carry forward approximately $902,832 of income tax losses.

NOTE D - BASIS OF PRESENTATION AND REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates the Group's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $902,832 at February 29, 2004, and negative working capital of $721,367 at February 29, 2004. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Group's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

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


ITEM 8A.  CONTROLS AND PROCEDURES

As of April 30, 2004, an evaluation was performed by our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of April 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2004.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS


Name                     Age     Positions
----                     ---     ---------

Alan Bowen                61     President & CFO
Ian Warwick               43     CE0

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Alan G.R. Bowen, the Company's Secretary and director, is a graduate in Mathematics from Birmingham University (UK) and worked within the UK as a graduate trainee for Unilever before moving into retailing with British Shoe Corporation, part of the Sears Group. In 1971, he joined NSS Newsagents and progressed to become Retail Director and then Group Managing Director. He left NSS Newsagents after it was taken over by Gallahers Tobacco and formed an independent business Mayfair Cards, a greetings card company. He retired from Mayfair Greetings Cards in 1999 and joined Evolve Oncology Inc.

Ian Warwick has been Chief Executive Officer since August 15, 2001. Mr Warwick was the President and CEO of ICM Resource Limited since 1995 when he founded the company. From 1994 to 1995, Mr. Warwick was UK Sales Manager at British Printing Company Ltd, Europe's largest printing company. From 1992 To 1994, Mr. Warwick was Sales Manager at Graphoprint, a printing company. From 1987 to 1991 Mr Warwick worked in the advertising and Marketing Industry for various companies in the Southern USA, Mr Warwick's role included the control and management of corporate sponsorship contracts linked to specific events. From 1982 to 1986 Mr Warwick worked as a consultant in the Oil Business both in the North Sea and Texas with specific responsibilities for exploration oil wells involving toxic gases. From 1976 to 1982 Mr Warwick was a communications specialist in Her Majesty's Royal Navy, serving in both the Falklands and Middle East. Mr Warwick received qualifications in Communications and Oil Field Engineering from Leith Nautical College and Business Management Studies from Newcastle College.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information for each of the fiscal periods ended February 29, 2004, 2003, and 2002, concerning the compensation paid and awarded to all individuals serving as our executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods:


Name            Position         Year    Salary          Bonus
----            --------         ----    ------          -----

Alan Bowen      President        2004    $  0              -

Ian Warwick     CEO              2004    $  0              -
                                 2003    $  123,000        -
                                 2002    $  123,000        -
                                 2001    $  123,000        -


CASH COMPENSATION: NONE

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS

The following table sets forth the information, to the best knowledge of the Company as of June 14 2004, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address                                  Amount and Nature     Percent
of Beneficial Owner                               of Beneficial Owner   Of Class
-------------------                               -------------------   --------

Bioaccelerate Inc (2)
712 Fifth Avenue
New York, New York 10019 ......................            23,857,000     55.31%

Crescendo Holdings Ltd. (3)
Suite F8 International Commercial Centre
Main Road, Gibraltar ..........................             3,750,000      8.69%


First Financial Securities Ltd (4)
STE 6203
1 - 5 Irish Town
Imossi House, Gibraltar .......................             2,400,000      5.56%

JSMCL Capital Limited (5)
Suite F8, International Commercial Ctr
Main Road, Gibraltar ..........................             2,250,000      5.21%

Ian Warwick
666 Third Avenue, 16th Fl
New York, New York 10019 ......................                     0         0%

Alan Bowen
666 Third Avenue, 16th Fl
New York, New York 10019 ......................                     0         0%

All Executive officers
and directors as a group (1 Person) ...........                     0         0%

(1) Based on a total of 43,402,984 shares of common stock outstanding as of June 14, 2004 on a fully diluted basis.

(2) Bioaccelerate, is a private corporation, owned of record by several private investors.

(3) Crescendo Holdings Limited is a private corporation owned by several investors. Mr John Lister has sole voting power.

(4) First Financial Securities Limited is a private company owned by several private investors.

(5) JSMCL Capital Limited is a private company owned by several private investors.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN BUSINESS RELATIONSHIPS:

During the period ended February 29, 2004, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:

To the best of Management's knowledge, during the period ended February 29, 2004 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:

To the best Knowledge of management, no such transactions exist.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(C) REPORTS ON FORM 8-K

On March 18, 2003, the company filed an 8-K reporting that the shareholders of the Company had voted to acquire EU Laboratories Inc and dispose of its print business, and change its name to Oncthera Inc which is hereby incorporated by reference.

On July 30th, 2003 the company filed an 8-K/a filing the accounting information relating to the 8-K filed on March 18th, 2003 which is hereby incorporated by reference.

On November 25th, 2003 the company filed an 8-k reporting that the shareholders of the company had approved a name change to Evolve Oncology Inc which is hereby incorporated by reference.

On 4th February 2004, the company filed an 8-K reporting that it had acquired Antibody Technologies Inc which is hereby incorporated by reference.

On 4th May, 2004, the company filed an 8-K filing the accounting information relating to the 8-K filed on 4th February 2004 which is hereby incorporated by reference.

Exhibit 31.2
Exhibit 31.1
Exhibit 32

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

The undersigned is an officer of Evolve Oncology Inc., has read the statements contained in this Registration statement and states that the contents are true to the undersigned's own knowledge.


                              EVOLVE ONCOLOGY INC.
                                  (Registrant)
Date: July 16, 2004



                              By: /s/ Alan Bowen
                              ------------------
                              President