Form 10QSB
period 2004-05-31
EVOLVE ONCOLOGY INC
filed 2004-07-16
CIK 1080129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED MAY 31, 2004

                              EVOLVE ONCOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

             (Exact name of registrant as specified in its charter)

           DELAWARE                                        13-4047693
          ----------                                      ------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

      712 Fifth Avenue, New York, NY,                         10019
     ---------------------------------                       -------
 (Address of principal executive offices)                   (Zip Code)


         Issuer's telephone number, including area code: (646) 723-8941

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]


           Class                           Outstanding at June 14 2004
           -----                          ------------------------------
Common stock, $0.001 par value                       43,402,984

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              EVOLVE ONCOLOGY, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                  MAY 31, 2004

          ASSETS

          CURRENT ASSETS
          Cash and cash equivalents                        $          0
          Prepaid expenses and other assets                         367
                                                           ------------
          TOTAL CURRENT ASSETS                             $        367

          Intangible assets                                  15,984,795
                                                           ------------
          TOTAL ASSETS                                       15,985,162
                                                           ============

          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
          CURRENT LIABILITIES
          Accounts payable                                 $    800,223
          Accrued expenses and other liabilities                 27,543
          Bank overdraft                                              0
                                                           ------------
          TOTAL CURRENT LIABILITIES                             827,766
                                                           ------------
          Other liabilities                                           0

          TOTAL LIABILITIES                                     827,766
                                                           ============
          COMMITMENTS

          STOCKHOLDERS' EQUITY
            Common stock, $.001 par value;
              authorized 100,000,000 shares;
              43,402,984 issued and outstanding                  43,403
            Preferred stock, $.001 par value;
              Authorized 25,000,000 shares;

              0 issues and outstanding                                0
            Additional paid in capital                       16,406,709
            Deficit accumulated in the development stage     (1,219,341)
            Accumulated other comprehensive loss                (73,374)
                                                           ------------

          TOTAL STOCKHOLDERS' EQUITY                         15,157,396
                                                           ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 15,985,162
                                                           ============


      The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                         THREE MONTHS            FROM INCEPTION
                                            ENDED                FEB. 15, 2001
                                           MAY 31,               TO MAY 31,
                                 ---------------------------     ------------
                                     2004            2003             2004

REVENUES                         $          0    $          0    $          0

COST OF GOODS SOLD               $          0    $          0    $          0

GROSS PROFIT                     $          0    $          0    $          0

COSTS AND EXPENSES

GENERAL AND ADMINISTRATIVE            316,509               0       1,002,253

RESEARCH AND DEVELOPMENT                    0               0         207,088

TOTAL OPERATING EXPENSES              316,509               0       1,219,341

LOSS FROM OPERATIONS                  316,509               0       1,219,341

FOREIGN CURRENCY
 TRANSLATION ADJUSTMENT                (3,825)              0        (73,374)

                                 ------------    ------------    ------------
Total comprehensive loss             (320,334)              0     (1,292,716)


NET (LOSS) PER COMMON SHARE,
   BASIC AND DILUTED             $      (.008)   $          0
                                 ============    ============

WEIGHTED AVERAGE
 SHARES OUTSTANDING                42,862,984               2
                                 ============    ============


The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.

                          (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                   Accumulated
                        Common Stock                     Additional                Other
                        ------------                       Paid-in   Accumulated   Comprehensive   Stockholders
  Amount                    Shares          Amount         Capital     Deficit     Income/loss        Equity
                                              $
Balance at February
28,2003                    15,814,992   $     15,815              0      (181,465)        (5,558)      (171,208)
===============================================================================================================
10:1 Reverse split
Of Common Stock
March 1,2003              (14,233,500)       (14,234)                                                   (14,234)
Shares issued for
Acquisition of
EU Laboratories            15,000,000         15,000                                                     15,000
March 1,2003

Net Loss May 30,2003                `                                     (62,840)                      (62,840)
Translation adjustment
May 30, 2003                                                                              (8,132)        (8,132)
Balance at May 30,
2003                       16,581,492         16,581              0      (244,305)       (13,690)      (241,414)
===============================================================================================================
Net Loss August 31,                                                      (210,069)                     (210,069)
2003p
Translation adjustment                                                                        (1)            (1)
Balance August 30,
2003                       16,581,492         16,581              0      (454,374)       (13,691)      (451,484)
===============================================================================================================
Net Loss November 30,
2003p                                                                    (321,900)                     (321,900)
Translation Adjustment                                                                        --
Common stock issued
To Consultants
November 30, 2003             350,000            350        262,150                                     262,500
Balance November 30
2003                       16,931,492         16,931        262,150      (776,274)       (13,691)      (510,884)
===============================================================================================================
Net Loss February 29,
2004p                                                                    (126,558)                     (126,558)
Translation Adjustment                                                                   (55,858)       (55,858)
Common stock issued for
Acquisition of Antibody
Technologies                4,500,000          4,500     15,964,030                                  15,968,530
Balance February 29
2004                       21,431,492         21,431     16,226,180      (902,832)       (69,549)    15,275,230
===============================================================================================================
Stock issued to
consultants

March 2004                    270,000            270        202,230                                     202,500

Share issuance
2 for 1 forward
stock split
April 7, 2004              21,701,492         21,701

Net Loss May 31,
2004

                                                                         (316,509)        (3,825)      (320,334)
Balance May 31
2004                       43,402,984          43,403    16,428,410    (1,219,341)       (73,374)    15,157,396
===============================================================================================================


The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                        Three Months Ended
                                                               May 31                 From
                                                        2004            2003        Inception
                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                         $  (316,509)   $         0     (1,219,341)
  Adjustments to reconcile net (loss) to
  net cash (used) in operating activities
    Issuance of common stock for services                202,500              0        465,000
    Changes in operating assets and liabilities          117,834             (3)       827,766
                                                     -----------    -----------    -----------

NET CASH (USED) IN OPERATING ACTIVITIES                    3,825             (3)        73,425
                                                     -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES                           0              0    (15,985,162)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Common Stock                                   0              3     15,985,111
                                                     -----------    -----------    -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                    0              3     15,985,111
                                                     -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                           (3,825)             0        (73,374)
                                                     -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      0              0              0
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                         0              0              0
                                                     -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $         0              0              0
                                                     ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY, INC

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial information presented includes the Fiscal quarterly period ended May 31, 2004.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EU Laboratories Limited and Antibody Technologies Inc.

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

NATURE OF BUSINESS

The Company's business strategy is to develop its existing pharmaceutical products, acquire additional pharmaceutical, early-mid stage product candidates, predominantly in the `life sciences' sector, selectively license its technology and establish strategic collaborations to advance its product pipeline.

RESEARCH AND DEVELOPMENT

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."

FOREIGN CURRENCY TRANSLATION

The Company's primary functional currency is the British Pound. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the year. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive losses in stockholders' deficit.

SIGNIFICANCE OF ESTIMATES

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts and disclosures contained in these financial statements. Actual results could differ from those estimates.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of May 31, 2004, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management has been successful in raising capital and plans to raise additional equity capital, there can be no assurance that these plans will be achieved.

CONCENTRATIONS OF CREDIT RISK

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

STOCK BASED COMPENSATION

None.

LOSS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Such common equivalent shares have not been included in the computation of net loss per share as their effect would have been anti-dilutive

                                                         Three Months Ended          From
                                                               May 31,             Inception
                                                         2004           2003
                                                     -----------    -----------   -----------
Numerator - Net loss                                 $  (320,334)   $         0   $(1,292,716)

Denominator - Weighted average shares outstanding     42,862,984              2

Net loss per share                                   $     (.008)   $         0


INCOME TAXES

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company is subject to income taxes in the United States of America, United Kingdom, and the state of New York. As of May 31, 2004 and 2003, the Company had net operating loss carry forwards for income tax reporting purposes of $320,334 and $0, respectively, that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

The Company has available for carry forward approximately $1,292,716 of income tax losses.

NOTE D - BASIS OF PRESENTATION AND REALIZATION OF ASSETS

The financial statements have been prepared on a basis that contemplates the Group's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $1,219,341 at May 31, 2004, and negative working capital of $1,292,716 at May 31, 2004. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Group's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

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

ITEM 8A.  CONTROLS AND PROCEDURES

As of April 30, 2004, an evaluation was performed by our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Financial Officer and our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of April 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2004.

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form  10-QSB  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended February 29, 2004. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the year ended February 29, 2004, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the Consolidated Financial Statements and Notes to our audited financial statements for the fiscal year ended February 29, 2004.

OVERVIEW

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

COMPANY STATUS

The Company has made significant progress in developing its product portfolio. We have incurred losses during this emerging stage. We anticipate that the success of our immediate product development strategy will permit us to further develop our other products and potential products currently in our portfolio. A major element of the Company's product development strategy is to use third-party or contract research organizations ("CROs") to assist in the conduct of safety and efficacy testing and clinical studies, to assist the Company in guiding products through the FDA and EMEA regulatory review and approval processes, and to manufacture and distribute any FDA and EMEA approved products. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively.

The reader should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

o     advance our lead product candidates and technology platforms;

o obtain required government and other public and private approvals on a timely basis;

o     enter into corporate partnerships;

o     license additional technology;

o     maintain a proprietary position in our technologies and products; and

o     attract and retain key personnel.

The Company may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected. The likelihood of our success must be considered in light of the development cycles of pharmaceutical and biopharmaceutical products and technologies and the competitive and regulatory environment in which we operate.

RESULTS OF OPERATIONS

During the first quarter ended May 31, 2004, work continued on the product development programs as planned and the individual items are detailed below. In the quarter ended May 31, 2003 there were no general and administrative expenses. In the quarter ended May 31 2004 they were $316,509. The main reason for the increase was the commencement of corporate activity and development of the company's infrastructure to support its planned growth. Such costs were primarily wages and consulting fees, in particular for regulatory, licensing and patent advice.

Liquidity & Capital Resources - We are actively seeking strategic alliances in order to develop and market our range of products. In November 3, 2003, the Company entered into an agreement with Bioaccelerate Inc ("Bioaccelerate"), a related party, to provide up to $2.0 million in funding. By way of inducement to provide the facility, the Company granted Bioaccelerate options to purchase 1 million shares of its common stock at the lower of the market price of such stock, if publicly traded, or at such price sold to investors in any financing arrangement.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this Report, reviewed our process of gathering, analyzing and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, our business, operations and finances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended May 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 2. CHANGES IN SECURITIES

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ITEM 5. OTHER INFORMATION

There is no other information to report that is material to the Company's financial condition not previously reported.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.                       Description
-----------    -----------------------------------------------------------------
   32          Certification of CEO Pursuant to Securities Exchange Act Rules
               13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

   31.1 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                            /s/ Alan Bowen
                                            ------------------------------------
                                            Alan Bowen
                                            President & Chief Financial Officer