Form 10KSB/A
period 2004-02-29
EVOLVE ONCOLOGY INC
filed 2004-08-26
CIK 1080129

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

Adjustments to reconcile net
loss to net cash provided by
operating activities:

Foreign currency transaction
   adjustment                                    --             --
Depreciation and amortization                    --             --
Profit/(loss) on sale of
  property and equipment                         --             --
Changes in:
  Receivables                                    --           (316)
  Inventories                                    --             --
  Prepaid expenses and other                 18,725              0
  Accounts payable                          504,191        187,023

                                       ------------   ------------
   Net cash provided /(used)
   in operating activities                 (198,451)         5,242

Cash flows from investing activities:
Purchase of property and equipment      (15,984,795)             0
Sale of property and equipment                   --             --
                                       ------------   ------------

Bank overdraft                                    0              0
Issue of Common stock                        21,057            316
Additional Paid in Capital               16,226,180              0
Payments on obligations under
  capital leases                                 --             --
                                       ------------   ------------
Net cash provided by financing
  activities                            (16,247,237)           316
                                       ============   ============
NET INCREASE IN CASH                         63,991          5,558

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                           (63,991)        (5,558)
cash, beginning of period                        --
                                       ------------   ------------
Cash, end of period                               0              0

Supplemental cash flow information:
Cash paid for interest                 $         --             --


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