Form 10QSB/A
period 2003-11-30
EVOLVE ONCOLOGY INC
filed 2005-11-21
CIK 1080129

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

                                 Yes |_| No |X|

As of October 31, 2005, the following shares of the Registrant's common stock were issued and outstanding:

48,763,098 shares of voting common stock

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         CONSOLIDATED BALANCE SHEETS
         CONSOLIDATED STATEMENTS OF OPERATIONS
         STATEMENT OF CASH FLOWS
         Note 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
         Note 2.  BASIS OF PRESENTATION
         Note 3.  GOING CONCERN
         Note 4.  HISTORIC SHARE ISSUES

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

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

ITEM 1
Financial Statements

                              EVOLVE ONCOLOGY INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       As of
                                                                    November 30,
                                                                       2003
                                                                    (Unaudited)
ASSETS                                                                   $
Accounts receivable                                                         327
                                                                       --------
Total current assets                                                        327

                                                                       --------
TOTAL ASSETS                                                                327
                                                                       ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable                                                        527,451
Accrued expenses and other liabilities                                       25
Note payable - Related Party                                              4,569
                                                                       --------
Total Current Liabilities                                               532,045
                                                                       --------
TOTAL Liabilities                                                       532,045
STOCKHOLDERS' EQUITY
Common stock, authorized 25,000,000
shares of $0.001 par value;
Issued and outstanding 16,931,492 shares                                 16,931
Accumulated other comprehensive income/loss                             (18,260)
Additional paid-in capital                                              262,150
Accumulated deficit                                                    (792,539)
                                                                       --------
Total stockholders' deficit/surplus                                    (531,718)
                                                                       --------
Total liabilities and stockholders' equity                                  327
                                                                       ========

The accompanying notes are an integral part of these financial statements

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                  From inception
                                                  Nine Months     Nine Months     Three Months     Three Months  February 15, 2001
                                                Ended November   Ended November  Ended November   Ended November  to November 30,
                                                   30, 2003         30, 2002        30, 2003        30, 2002          2003

Revenue                                          $          0               0               0               0               0
                                                 ------------    ------------    ------------    ------------    ------------
Operating expenses
Research and development                              133,016          14,133           1,496          14,583         200,104
General and administrative                            461,792          75,460         336,669          58,417         592,435

                                                 ------------    ------------    ------------    ------------    ------------
Total Expenses                                        594,808          89,593         338,165          73,000         792,539
                                                 ------------    ------------    ------------    ------------    ------------

Other income (expenses)

                                                 ------------    ------------    ------------    ------------    ------------
                                                            0               0               0               0               0
                                                 ------------    ------------    ------------    ------------    ------------

Income (Loss) form operations before
taxes                                                (594,808)        (89,593)       (338,165)        (73,000)       (792,539)
Taxes                                                       0               0               0               0               0

                                                 ------------    ------------    ------------    ------------    ------------
Net Income (Loss)                                $   (594,808)        (89,593)       (338,165)        (73,000)       (792,539)
                                                 ============    ============    ============    ============    ============

The computation of earning (loss) per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements

Per Share Amount                                        (0.04)        (44,797)          (0.02)        (36,500)
                                                 ------------    ------------    ------------    ------------
Shares (demoninator)                               16,756,492               2      16,756,492               2
                                                 ============    ============    ============    ============

The accompanying notes are an integral part of these financial statements.

A summary of the components of other comprehensive loss for the quarter ended November 30, 2003 and 2002 as follows:

                                                      November 30, 2003        November 30, 2002

Net (loss)                                            (594,808)                (89,593)

Foreign currency translation gain (loss)               (12,702)                       0

                                                 ------------------------- -----------------------
Comprehensive (loss)                                  (607,510)                (89,593)

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                               From inception
                                                                                                               --------------
                                                                  For the Nine            For the Nine          February 15,
                                                                  ------------            ------------          ------------
                                                                  Months Ended            Months Ended          2001 through
                                                                  ------------            ------------          ------------
                                                                  November 30,            November 30,          November 30,
                                                                  ------------            ------------          ------------
                                                                      2003                    2002                  2003
                                                                      ----                    ----                  ----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $(594,808)             $(59,430)              $(792,539)
Adjustments to reconcile net loss to net cash
 (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities                                     340,442                59,428                 527,149

                                                                --------------------- --------------------- -----------------------
Net Cash (Used in) Operating Activities                                    (254,366)                   (2)               (265,390)
                                                                --------------------- --------------------- -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:                                              -                     -                       -

                                                                --------------------- --------------------- -----------------------
Net Cash Used in Investing Activities                                              -                     -                       -
                                                                --------------------- --------------------- -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related party note payable                                       4,569                     -                   4,569
Proceeds from issuance of common stock                                       262,499                     2                 279,081

                                                                --------------------- --------------------- -----------------------
Net Cash Provided by Financing Activities                                    267,068                     2                 283,650
                                                                --------------------- --------------------- -----------------------

EFFECT OF CURRENCY EXCHANGE RATE CHANGES
  ON CASH AND CASH EQUIVALENTS                                              (12,702)                     -                (18,260)
                                                                --------------------- --------------------- -----------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               -                     -                       -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   -                     -                       -
                                                                --------------------- --------------------- -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $-                    $-                      $-
                                                                ===================== ===================== =======================

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest                                                                          $-                    $-                      $-
Income taxes                                                                      $-                    $-                      $-

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

NOTE 2 - BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by us, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the period ended February 28, 2003, and the 8K/A filing filed on 30th July, 2003, the Form 10QSB for the period ending May 31, 2003, and the Form 10QSB for the period ending August 31, 2003.

The financial statements presented herein, for the three months ended November 30, 2003 and 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

                              EVOLVE ONCOLOGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2003
NOTE 3 - GOING CONCERN

The financial statements have been prepared on a basis that contemplates the Company's continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit of $792,539 at November 30, 2003, and negative working capital of $531,718 at November 30, 2003. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its current obligations and to achieve profitable operations and the Company is actively pursuing further funding.


NOTE 4. NOTES PAYABLE

At November 30, 2003 notes payable consisted of the following:

                                                                                             2003            2002
Note payable to a Bioaccelerate  Inc, a related party. There is no maturity date in place but a  maturity  date takes  effect in the event of certain  conditions coming into being as set out in the loan agreement. The outstanding amount bears
interest  per  annum  at  the  Applicable   Federal  Rate.  Certain  assets  and
subsequently  acquired  assets  of the  company  have  been  pledged  to  secure repayment of any outstanding  amount.  There is no provision for any outstanding amount to be converted into any form of share capital of the company.
                                                                                      $        4,569  $            -

Total Notes payable                                                                       -----------     -----------
                                                                                      $        4,569  $            -
                                                                                          ===========     ===========

NOTE 5. COMMON STOCK

In April, 1997 we issued 4,000,000 shares of common stock to investors. These shares were valued at $.001 per share.

In January, 1999 we issued 3,998,998 shares of common stock to investors. These shares were valued at $.001 per share.

In February, 1999 we issued 2,000,000 shares of common stock to investors. These shares were valued at $.01 per share.

                              EVOLVE ONCOLOGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2003


NOTE 5. COMMON STOCK (continued)

In March 2001, we issued 13,500,000 in acquiring ICM Resources Limited. These shares were valued at $0.001 per share.

In May 2002, we issued 190,000 shares of common stock in acquiring Total Print Solutions Limited. These shares were valued at $3.00 per share.

In July 2002, we issued 450,000 shares of common stock in acquiring High Low Global Systems Inc. These shares were valued at $3.60 per share

In July 2002, we issued 46,920 shares of common stock in acquiring Campaign Network Limited. These shares were valued at $3.60 per share

In October 2002, we issued 64,000 shares of common stock, 32,000 shares to each of two individuals

In March 2003, we issued 15,000,000 shares of common stock in acquiring EU Laboratories. These shares were valued at $0.001 per share

In November 2003, we issued 350,000 shares of common stock to consultants for work performed. These shares were valued at $0.75 per share

In November 2003, we issued 4,500,000 shares of common stock in acquiring Antibody Technologies. These shares were valued at $3.55 per share


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

LIQUIDITY

To date, we have incurred significant net operating losses. We anticipate that we may continue to incur significant operating losses for some time. We have an accumulated deficit of $792,539 at November 30,2003, and negative working capital of $531,718 at November 30,2003. These matters, among others, raise substantial doubt about our ability to remain a going concern.

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

RESEARCH & DEVELOPMENT

Research and Development expenses for the quarter ending November 30, 2003 were $1,496, as the Company's initial R & D work screening compounds has come to an end and data is being collated before proceeding with the development of selected compounds. The Company expects future R & D expenses to be substantial.

GENERAL & ADMINISTRATIVE EXPENSES

During quarter ending November 30 2003 we incurred $336,669 in general and administrative expenses.

OPERATING LOSS

The reported operating loss was by $338,165 in the three month period to 30 November 2003.

NET LOSS

The reported net loss in the period to 30 November 2003 was $338,165 (or $0.02 per share basic and undiluted).

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8

(a) Exhibits. The following exhibits are filed with this report.

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.


(b) A Filing on Form 8K/A was filed on November 7, 2003 changing the Company's name to Evolve Oncology Inc which is hereby incorporated by reference.


                                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officers.

Dated: November 18, 2005

Evolve Oncology Inc.


By: /s/ Nigel Rulewski
------------------------------------
Nigel Rulewski
CEO
(Principal Executive Officer)


By: /s/ Alan Bowen
------------------------------------
Alan Bowen
CFO
(Principal Financial Officer)