Form 10KSB/A
period 2004-02-29
EVOLVE ONCOLOGY INC
filed 2005-12-19
CIK 1080129

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10KSB/A

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                              EVOLVE ONCOLOGY INC.

             (Exact name of registrant as specified in its charter)



           DELAWARE                                     13-4047693
  ----------------------------                          ----------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

    712 Fifth Avenue, New York, NY,                               10019
 --------------------------------------                         ---------
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

Yes |_| No |X|

As of October 31, 2005, 48,763,098 shares of the Registrant's common stock par value $0.001 were issued and outstanding:

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

Item 7.  Financial Statements

                                    Part III

Item 8.  Directors and Executive Officers

Item 9.  Executive Compensation

Item 10. Security Ownership of Certain Beneficial Owners and Management

Item 11. Certain Relationships and Related Transactions

Item 12. Exhibits and Reports on Form 8-K

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

The Company currently has four products in its portfolio and is actively negotiating to in license further products.

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

EVO 033 ORAL REFORMULATION OF ANTI MICROTUBULE AGENT

EVO 033 is a reformulation of an off patent novel anti microtubule agent targeted against breast cancer. This agent is actually a naturally occurring substance in the slow growing evergreen YEW tree. The YEW bush grows throughout northern temperate climates. The Yew shrubs constituents contain a mixture of alkaloids known as taxine, and also diterpenes, lignans, tanin and resin. The agent inhibits cell division.

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


Forecast Global Cancer Treatment Market 2001 - 2007 (amounts in $ billions)
---------------------------------------------------------------------------

Drug Class                        2001         2002         2003         2004        2005         2006         2007
Adjunct therapies               11,321       11,834       12,347       12,860       13,373      13,752       14,132
Cytotoxics                       8,651        9,136        9,501        9,881       10,277      10,585       10,902
Hormonals                        5,720        5,841        5,950        5,952        5,856       5,688        5,464
Innovative agents                3,679        4,665        5,650        7,126        8,602      10,432       12,261

                             ------------ ------------ ------------ ------------ ----------- ------------ ------------
TOTALS                         $29,371      $31,476      $33,448      $35,819     $38,108      $40,457      $42,759
                             ============ ============ ============ ============ =========== ============ ============


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

We evaluate the desirability of seeking patent or other forms of protection for our products in foreign markets based on the expected costs and relative benefits of attaining this protection. There can be no assurance that any patent will be issued for any application or that any issued patents will afford adequate protection to us. Further, there can be no assurance that any issued patents will not be challenged, invalidated, infringed or circumvented or that any rights granted there under will provide competitive advantages to us. Parties not affiliated with us may have obtained or may obtain United States or foreign patents or possess or may possess proprietary rights relating to our products. There can be no assurance that patents now in existence or hereafter issued to others will not adversely affect the development or commercialization of our products or that our planned activities will not infringe patents owned by others.

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

      o     the perception by patients, physicians and other members of the

      o     health care community of the effectiveness and safety of the

      o     Company's products for their prescribed treatments;

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

ITEM 2. DESCRIPTION OF PROPERTY,

Our headquarters are located at 712 5th Avenue, 19th Floor, New York, NY, 10019-4108, where we lease serviced office space of approximately one hundred square feet under a month-to-month lease from Bioaccelerate Inc. an affiliated third party. The Company leases its European office, located at 32 Haymarket, London SW1Y 4TP, on a month-to-month basis also from Bioaccelerate Inc. The total rent charge is approximately $4,635 per month including office services. We anticipate that the Company will be able to maintain the monthly lease, and that this facility, consisting of serviced office space for one to two people and access to meeting rooms and associated support services as required will be adequate for our operations through the end of fiscal year 2004.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 24, 2003, security holders were asked to vote on the acquisition of EU Laboratories Limited, and the disposal of the print businesses. A majority of security holders voted in favor of the transaction. In connection therein, a majority of security holders voted in favor of the following items: name change to Oncthera, Inc.; a 1 for 10 reverse split of the issued and outstanding shares of the Company; purchase of all outstanding common stock of EU Laboratories Limited in exchange for 15,000,000 shares of stock in the Company.

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

(1) RESEARCH AND DEVELOPMENT

The Company conducts its research and development through various CRO operations. Such expenses are expense as incurred. Any disruption in the Company's relationship with these entities could have a material impact on the Company's future operations.

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

General and administrative expenses increased from $114,377 in the year ended February 28, 2003, to $1,482,476 in fiscal 2004. The main reason for the increase was the further development of the Company's infrastructure to support its planned growth. Such costs were primarily wages and consulting fees.

Research & Development expenses for the year ended February 28, 2004, were $136,754. The majority of these expenses were in connection with the development of several of our product candidates.

Liquidity & Capital Resources - We are actively seeking strategic alliances in order to develop and market our range of products.

We receive adhoc financial support as it is needed from a related party, Bioaccelerate Inc. However, a failure to raise additional capital would raise substantial doubt about our ability to remain a going concern for a reasonable period of. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our existence is dependent on our ability to obtain additional financing sufficient to allow us to meet our obligations as they become due and to achieve profitable operations.

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

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors
Evolve Oncology, Inc.


We have audited the accompanying consolidated balance sheet of Evolve Oncology, Inc. (the Company) as of February 29, 2004, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year ended February 29, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evolve Oncology, Inc. as of February 29, 2004, and the results of their operations and their cash flows for the year ended February 29, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the accompanying notes to the financial statements, the Company has a working capital deficit and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the accompanying notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

\S\ Chisholm Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
December 15, 2005

                               EVOLVE ONCOLOGY INC
                           CONSOLIDATED BALANCE SHEET

                                                                    February 29,
                                                                        2004
                                                                    -----------
ASSETS
Current assets
Accounts receivable                                                         374
                                                                    -----------
Total current assets                                                        374
                                                                    -----------
TOTAL ASSETS                                                                374
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable                                                        627,904
Related Party payable                                                    17,408
Accrued expenses and other Liabilities                                   86,225
                                                                    -----------
Total Current Liabilities                                               731,537
                                                                    -----------
TOTAL LIABILITIES                                                       731,537
                                                                    -----------

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001,
25,000,000 shares authorized,
21,431,492 shares issued and outstanding                                 21,431
Additional paid-in capital                                           17,092,650
Accumulated deficit                                                 (17,775,695)
Accumulated other comprehensive Income/deficit                          (69,549)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFECIT                                            (731,163)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFECIT                                 374
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   From inception
                                                 February 15, 2001
                                   Year Ended     to February 29,
                               February 29, 2004       2004
                               ----------------- -----------------

Revenue                            $          0    $          0
Operating expenses:
Research and development                136,754         203,842
General and administrative            1,482,476       1,596,853

Total Expenses                        1,619,230       1,800,695

Other Expenses:
Loss on Impairment of asset          15,975,000      15,975,000


Loss From Operation Before Taxes    (17,594,230)    (17,775,695)

Taxes                                         0               0

Net Loss                            (17,594,230)    (17,775,695)


A summary of the components of other comprehensive loss for the year ended February 28, 2004 and 2003 is as follows:

                                 February 28, 2004
                                 -----------------

Net Loss                            (17,594,230)

Foreign Currency Translation Loss       (63,991)

Comprehensive Loss                  (17,658,221)



The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFECIT
     FOR THE PERIOD FEBRUARY 15, 2001 (INCEPTION) THROUGH FEBRUARY 29, 2004

                                        Common Stock                    Additional      Accumulated     Accumulated Other
                                           Shares           Amount    Paid-in Capital     Deficit   Comprehensive Income/loss
                                           ------           ------    ---------------     -------   -------------------------
Balance February 15, 2001                  1,581,492          1,581              0              0              0

Balance February 28, 2002                  1,581,492          1,581              0              0              0

Foreign currency translation                                                                              (5,558)

Net loss for the fiscal period ended
February 28, 2003                                                                        (181,465)

Balance February 28, 2003                  1,581,492          1,581              0       (181,465)        (5,558)

Common stock issued to Consultants at
$3.25 per share                              350,000            350      1,137,150

Issuance of shares for the acquisition
of EU Laboratories                        15,000,000         15,000        (15,000)

Issuance of shares for the acquisition
of Antibody Technologies at $3.55 per
share                                      4,500,000          4,500     15,970,500

Net loss for the fiscal year ended
February 29, 2004                                                                     (17,594,230)       (63,991)

Balance February 29, 2004                 21,431,492         21,431     17,092,650    (17,775,695)       (69,549)





   The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           From Inception
                                                                          February 15, 2001
                                                      February 29, 2004  to February 29, 2004
                                                      -----------------  --------------------
Cash flows from operating activities
Net loss                                                  $(17,594,230)    (17,775,695)
Adjustments to reconcile net loss to net cash (used) in
operating activities:
Stock issued for services                                    1,137,500       1,138,315
Impairment of asset                                         15,975,000      15,975,000
Increase (decrease) in receivables                               1,207             392
Increase (decrease) in accounts payable and accrued
liabilities                                                    527,106         714,129

Net cash (used) in operating activities                   $     46,583          52,141

Cash flows from investing activities:                                0               0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Related Party                                     17,408          17,408
Net cash provided by financing activities                       17,408          17,408
Effect of exchange rate                                        (63,991)        (69,549)

Net increase in cash/cash equivalents                                0               0
Cash at beginning of period                                          0               0

Cash, end of period                                       $          0               0

Supplemental cash flow information:
Cash paid for interest                                    $          0               0
Cash paid for taxes                                       $          0               0


The accompanying notes are an integral part of these financial statements.

                               EVOLVE ONCOLOGY INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Corspan Inc. changed its name on March 1, 2003 to Oncthera Inc. Beginning in March 2003, Oncthera Inc. conducted its operations through its wholly owned subsidiary, EU Laboratories Limited ("EUL"), located in the United Kingdom. EU Laboratories Limited is a biotechnology company that is developing several potential pharmaceutical products. Oncthera, Inc. changed its name on November 7, 2003 to Evolve Oncology, Inc (the Company).

The financial information presented below includes the operations of EU Laboratories for the fiscal year ended February 29, 2004.

1. Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its wholly owned subsidiary, EUL and Antibody Technologies Inc, acquired by the Company during March and February of 2004, respectively.

2. Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 104"), provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to services provided when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectibility is reasonably assured.

Revenues are recognized in the period in which fees are fixed or determinable and the related services are provided to the customer. It is expected that the Company's customers will generally pay in arrears for its services by check or electronic check payment, and revenue is then recognized ratably over the period in which the related services are provided. Any advance payments from customers will be recorded on the balance sheet as deferred revenue. In circumstance where payment is not received in advance, revenue is only recognized if collectibility is reasonably assured.

At February 29, 2004 and February 28, 2003 the company had no revenue.

3. Income Taxes

The Company utilizes the liability method of accounting of income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

                               EVOLVE ONCOLOGY INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2004

4. Use of Estimates

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

5. Net Loss Per Common Share

Net loss per common share, basic and dilutive, has been computed using the weighted average common shares outstanding at the date of the financial statements. The company has no potential dilutive securities.


                          For the Year Ended
                          February 29, 2004

Basic Earnings per share:
Income (Loss) (numerator)   $(17,594,230)

Shares (demoninator)          17,102,325

Per Share Amount            $      (1.03)


6. Comprehensive Income

Comprehensive income/(loss) represents net income/(loss) plus the effect of foreign currency translation adjustments on consolidation.

7. Recently issued Accounting Standards

FIN NO. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46"), Consolidation of Variable Interest Entities ("VIE"). Until this interpretation, the Company generally included entities in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. FIN No. 46 is effective for reporting periods ending after December 15, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's Consolidated Financial Statements as of February 29, 2004.

                               EVOLVE ONCOLOGY INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2004


SAB NO. 104, REVENUE RECOGNITION

On December 2003, the SEC issued SAF No. 104. SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. It also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued on conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. The adoption of SAB No. 104 did not have a material impact on the Company's financial position, results of operations or cash flows as of February 29, 2004.

FAS NO. 150, ACCOUNTING FOR CERTAIN INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As permitted, the Company adopted SFAS 150 on September 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial statements as of February 29, 2004.

8. Commitments

The Company leases its office facilities in New York and London, from a related party, for aggregate monthly rents of $4,635. A lease agreement is completed on September 1 each year between the company and the leaser. The existing lease expires on August 31, 2004 and is renewed at such time for the upcoming year. Therefore, the following table outlines the Company's 5 year estimated lease commitments as of February 29, 2004.

    Year ending


          28-Feb-05        $      32,445
          28-Feb-06
          28-Feb-07
          29-Feb-08
          28-Feb-09

                           --------------
                                  32,445
                           ==============

The company entered into a License Agreement with Clinical Resource Management plc on 7th November 2002, in relation to EVO 022, EVO 033 and EVO 044, this agreement provides for a royalty of 10% on future sales of the marketed products.

                               EVOLVE ONCOLOGY INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2004

9. Related party payable

At February 29, 2004 a Related party payable with Bioaccelerate Inc., a parent company of Evolve Oncology Inc., consisted of the following:


                                                                  2004

Related party payable, unsecured, non-interest bearing     $       17,408
                                                                   ------
Total Related party payable                                $       17,408


10. Stockholders' Equity

In March of 2003, the Company issued $15,000,000 shares of common stock, for the acquisition of all assets and liabilities of EU Laboratories, Inc. Such transaction was a reverse acquisition, with a 10-1 reverse stock split. Therefore, a reverse acquisition adjustment was made to common stock in the amount of $14,234, and accumulated deficit and Accumulated Other Comprehensive Income/loss was credited for the same amount as of February 15, 2001. Additionally, the activity of EU Laboratories from inception was recorded on the Company's financial statements.

In October 2003, the Company issued 350,000 shares of common stock at a price of $3.25 per share to consultants for services performed on behalf of the Company. Accordingly, common stock and additional paid-in-capital were credited in the amounts of $350 and $1,137,150, respectively. General and Administrative expense was recorded in the amount of $1,137,500.

In February of 2004, the Company issued 4,500,000 of common stock at $3.55 per share, for the acquisition of Antibody Technologies. The acquisition of Antibody Technologies was initiated for a license agreement owned by the company, otherwise Antibody Technologies, had no assets or liabilities (see Note 11). Accordingly, common stock and additional paid-in-capital were credited in the amounts of $4,500 and $15,970,500, respectively. An asset of $15,975,000 was also recorded and then subsequently written off as discussed below in Note 11.

11. Intangible assets

As discussed in Note 10 above, in February 2004, the Company acquired Antibody Technologies, a biotech company. This company was acquired through a share only purchase that involved the issuance of 4,500,000 shares of common stock of the Company. The sole asset of Antibody Technologies was a license agreement to use intellectual properties of a biotech nature. The market price per share of the Company on the date of acquisition was $3.55, therefore, an intangible asset was recorded in the amount of $15,975,000. The intangible asset recorded at the time of acquisition was determined by the Company's Board of Directors to be a finite life asset, to be amortized over a useful life of 10 years. This determination was due to the fact that the only value that was in Antibody Technologies was in the owned licence to use certain intellectual property. In the biotech sector, research and development is fast moving and dynamic in nature. This means that research will have a relatively short economic life as it can soon become redundant as other research advances it.

                               EVOLVE ONCOLOGY INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2004

The Company's Board of Directors, review all intangible assets at least on a yearly basis and when assessing the value of the intangible asset of Antibody Technologies, the Board of Directors determined that it had no value and no potential revenue stream. Therefore, for the year ended February 29, 2004, the asset was determined impaired, and was written to $0. Accordingly, a charge in the amount of $15,975,000 was recorded to Other Expense in the year ended February 29, 2004.

12. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. These conditions raise substantial doubt about our ability to continue as a going concern.

To meet our present and future liquidity requirements, we will seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, entering into loans and other types of financing arrangements such as convertible debentures, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. The company has in place a credit facility with a related party as described in Note 9. This provides funding for the working capital requirements of the Company and it is intended that this will be the primary means of funding the Company's operations for the foreseeable future. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.

The Company's future capital requirements will depend on our ability to successfully implement these initiatives and other factors, including our ability to generate revenues as a result of products we intend to bring to market.

                               EVOLVE ONCOLOGY INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2004

13. Subsequent Events

Effective from and including the period ending November 30, 2003, the SEC required all review and audit work to be undertaken by PCAOB registered auditors. Evolve had filed up to and including quarter ending May 31, 2004 but the review and audit work for these periods had been undertaken by an unregistered auditor. The company subsequently engaged Chisholm, Bierwolf & Nilson LLC as their new auditors and commenced review and audit work from and including the period ending November 30, 2003. Hence, refiling of financial statements with the SEC for the period ended November 30, 2003, year ended February 29, 2004, and all subsequent periods is required.

In the second quarter of the fiscal year ended February 28, 2005, the Company's research and development activities escalated and, thus, there was a substantial increase in research and development costs, with a corresponding increase in the Company's Current Liabilities.

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

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses, primarily reflects the Company's beginning stage of operations.

The Company requires additional capital principally to meet its costs for the implementation of its business plan. Should the Company's business plan not work, then it is anticipated that the Company will not be able to meet its financial obligations through internal net revenue in the foreseeable future. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.

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

The Company has a net loss carry forward of approximately $17,775,695 as of February 29,2004.

                               EVOLVE ONCOLOGY INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                February 29, 2004

NOTE D - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

There have been no disagreements with accountants on accounting and financial disclosure matters.

During the two most recent fiscal years there were no reportable events (as defined in Regulation S-B Item 304(a)(1)(vi)).

The Company engaged F Hanson Limited as its Independent Accountants as of November 19, 2002. During the period through November 19, 2002 the Company had not consulted with F Hanson Limited on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-B Item 403(a)(2)).

A new ruling implemented by the SEC required all audit and review work to be undertaken by PCAOB registered auditors from and including the period ending November 30, 2003. Therefore, we disengaged Hanson for all future audits and appointed Chisholm, Bierwolf & Nilson LLC as the Company's independent accountants as they are PCAOB qualified. Chisholm, Bierwolf & Nilson LLC was engaged to perform a review of the Company's financial statements as of November 30, 2003, and audit the Company's financial statements as of February 29, 2004 and to perform all subsequent fiscal year end audits and quarterly reviews.

NOTE E - CONTROLS AND PROCEDURES

As of April 30, 2004, an evaluation was performed by our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of April 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2004.

                                    PART III

ITEM 8.  DIRECTORS AND EXECUTIVE OFFICERS


Name                       Age              Positions
----                       ---              ---------

Alan Bowen                 62               President & CFO
Ian Warwick                44               CE0

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

Ian Warwick has been Chief Executive Officer since August 15, 2001. Mr Warwick was the President and CEO of ICM Resource Limited since 1995 when he founded the company. From 1994 to 1995, Mr. Warwick was UK Sales Manager at British Printing Company Ltd, Europe's largest printing company. From 1992 To 1994, Mr. Warwick was Sales Manager at Graphoprint, a printing company. From 1987 to 1991 Mr Warwick worked in the advertising and Marketing Industry for various companies in the Southern USA, Mr. Warwick's role included the control and management of corporate sponsorship contracts linked to specific events. From 1982 to 1986 Mr Warwick worked as a consultant in the Oil Business both in the North Sea and Texas with specific responsibilities for exploration oil wells involving toxic gases. From 1976 to 1982 Mr. Warwick was a communications specialist in Her Majesty's Royal Navy, serving in both the Falklands and Middle East. Mr Warwick received qualifications in Communications and Oil Field Engineering from Leith Nautical College and Business Management Studies from Newcastle College.

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

ITEM 9.  EXECUTIVE COMPENSATION

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

SUMMARY COMPENSATION TABLE

The following table sets forth information for each of the fiscal periods ended February 29, 2004, 2003, and 2002, concerning the compensation paid and awarded to all individuals serving as our executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods:


Name           Position         Year              Salary         Bonus
----           --------         ----              ------         -----

Alan Bowen     President        2004              $0               -

Ian Warwick    CEO              2004              $0               -
                                2003              $123,000         -
                                2002              $123,000         -
                                2001              $123,000         -

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

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS

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

      1 Based on a total of 43,402,984 shares of common stock outstanding as of June 14, 2004 on a fully diluted basis.

      2 Bioaccelerate, is a private corporation, owned of record by several private investors.

      3 Crescendo Holdings Limited is a private corporation owned by several investors. Mr John Lister has sole voting power.

      4 First Financial Securities Limited is a private company owned by several private investors.

      5 JSMCL Capital Limited is a private company owned by several private investors.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K
(A) REPORTS ON FORM 8-K

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

(B) Exhibits. The following exhibits are filed with this report.

31.1 and 31.2 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officers.

Dated: December 15, 2005

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