Form 10QSB/A
period 2004-05-31
EVOLVE ONCOLOGY INC
filed 2006-02-10
CIK 1080129

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

           [X] Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended May 31, 2004

                              EVOLVE ONCOLOGY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             13-4047693
 ----------------------------                                ----------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


   712 Fifth Avenue, New York, NY                                 10019
----------------------------------------                        ---------
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

                                 Yes [ ] No [X]

As of February 1, 2006, the following shares of the Registrant's common stock were issued and outstanding:

48,763,098 shares of voting common stock.

                                      INDEX



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
                  CONSOLIDATED BALANCE SHEETS                                  3
                  CONSOLIDATED STATEMENTS OF OPERATIONS                        4
                  STATEMENT OF CASH FLOWS                                      5
                  Note 1.  BASIS OF PRESENTATION                               6
                  Note 2.  GOING CONCERN                                       6
                  Note 3.  NET LOSS PER COMMON SHARE                           7
                  Note 4.  STOCKHOLDERS' EQUITY                                7

Item 2.   Management's Discussion And Analysis or Plan of Operations           7


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                    9

Item 2.   Changes in Securities                                                9

Item 3.   Defaults upon Senior Securities                                     10

Item 4.   Submission of Matters to a Vote of Security Holders                 10

Item 5.   Other information                                                   10

Item 6.   Exhibits                                                            10

SIGNATURES                                                                    10

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1
                              Financial Statements

                              EVOLVE ONCOLOGY INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                      May 31,
                                                                       2004
                                                                   ------------
ASSETS                                                             $
Current assets
Accounts receivable                                                         367
                                                                   ------------
Total current assets                                                        367
                                                                   ------------
TOTAL ASSETS                                                                367
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable                                                        794,505
Related Party payable                                                    27,318
Accrued expenses and other Liabilities                                   27,543
                                                                   ------------
Total Current Liabilities                                               849,366
                                                                   ------------
TOTAL LIABILITIES                                                       849,366
                                                                   ------------

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001,
100,000,000 shares authorized,
43,133,098 shares issued and outstanding, retroactively restated         43,133
Additional paid-in capital                                           17,718,948
Accumulated deficit                                                 (18,537,706)
Accumulated other comprehensive income/(loss)                           (73,374)
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIT                                            (848,999)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 367
                                                                   ============

The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         From inception
                                          Three Months Ended    Three Months Ended     February 15, 2001 to
                                             May 31, 2004           May 31, 2003          May 31, 2004
Revenue                                      $         --                    --                    --
                                             ------------          ------------          ------------
Operating expenses
Research and development                               --                    --               203,842
General and administrative                        762,011                62,840             2,358,864

                                             ------------          ------------          ------------
Total Expenses                                    762,011                62,840             2,562,706
                                             ------------          ------------          ------------

Other expenses
Loss on impairment of asset                            --                    --            15,975,000

                                             ------------          ------------          ------------
(Loss) from operations before taxes              (762,011)              (62,840)          (18,537,706)
                                             ------------          ------------          ------------

Taxes                                                  --                    --                    --

                                             ------------          ------------          ------------
Net Income (Loss)                            $   (762,011)              (62,840)          (18,537,706)
                                             ============          ============          ============

A summary of the components of other comprehensive loss for the quarter ended May 31, 2004 and 2003 as follows:

                                                  May 31, 2004    May 31, 2003

Net (loss)                                          (762,011)        (62,840)

Foreign currency translation gain (loss)              (3,825)             --
                                                  ----------      ----------

Comprehensive (loss)                                (765,836)        (62,840)
                                                  ==========      ==========

The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the Three            For the         From inception February
                                                               Months Ended      Three Months Ended       15, 2001 through
                                                               May 31, 2004          May 31, 2003            May 31, 2004
                                                              -------------         -------------           -------------
Cash flows from operating activities
Net loss                                                      $    (762,011)              (62,840)            (18,537,706)
Adjustments to reconcile net loss to net cash (used)
in operating activities:
Stock issued for services                                           648,000                     0               1,786,315
Impairment of asset                                                       0                     0              15,975,000
Decrease in receivables                                                   7                   766                     399
Increase in accounts payable and accrued liabilities                107,919                62,074                 822,048
                                                              -------------         -------------           -------------

Net cash from/(used in) operating activities                  $      (6,085)                    0                  46,056

Cash flows from investing activities:                                     0                     0                       0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Related Party                                           9,910                     0                  27,318
                                                              -------------         -------------           -------------
Net cash provided by financing activities                             9,910                     0                  27,318
Effect of exchange rate                                              (3,825)                    0                 (73,374)
                                                              -------------         -------------           -------------

Net increase in cash and cash equivalents                                 0                     0                       0
Cash at beginning of period                                               0                     0                       0
                                                              -------------         -------------           -------------

Cash at end of period                                         $           0                     0                       0
                                                              =============         =============           =============

Supplemental cash flow information:
Cash paid for interest                                        $           0                     0                       0
Cash paid for taxes                                           $           0                     0                       0


The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004
                                   (unaudited)

NOTE 1. BASIS OF PRESENTATION

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004.

The financial statements presented herein, for the three months ended May 31, 2004 and 2003 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

NOTE 2. GOING CONCERN

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

To meet our present and future liquidity requirements, we will seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, entering into loans and other types of financing arrangements such as convertible debentures, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. The company receives financial support from a parent company, Bioaccelerate Inc.. This provides funding for the working capital requirements of the Company and it is intended that this will be the primary means of funding the Company's operations for the foreseeable future. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing and improve our results of operations, we will be unable to meet our obligations as they become due.

                              EVOLVE ONCOLOGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004
                                   (unaudited)

NOTE 3. NET LOSS PER COMMON SHARE

Net loss per common share, basic and dilutive, has been computed using the weighted average common shares outstanding at the date of the financial statements. The company has no potential dilutive securities.

                                    For the three          For the three
                                    months ended           months ended
                                    May 31, 2004           May 31, 2003
Basic Earnings per share:
Income (Loss) (numerator)          $   (762,011)          $    (62,840)
Shares (demoninator)                 43,133,098             16,581,492
                                   ------------           ------------

Per Share Amount                   $     (0.018)          $     (0.004)
                                   ============           ============

NOTE 4. STOCKHOLDERS' EQUITY

In April 2004, we performed a 2 for 1 stock split. This resulted in the issuance of 21,431,606 at par value of $0.001 per share.

During the quarter ended May 31, 2004, the Company issued 270,000 shares of common stock to consultants for services performed on behalf of the Company. These shares were valued at $2.40 per share.

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

The global cancer market is forecast to grow from $29.4bn in 2001 to $42.8bn in 2007. In this period the innovative cancer therapy market is forecast to triple from $4.3bn in 2001 to $12.3bn in 2007.The Company's focus on innovative treatments should benefit from the fact that the leading pharmaceutical companies in the oncology market will all suffer from multiple patent expiries in the next four years with existing cytostatic and hormonal therapies. This creates a clear market opportunity for niche drug discovery companies focusing on innovative technologies, as the large pharmaceutical companies will be looking to enhance their existing portfolios with new products.

Management believes by focusing on innovative cancer therapies it will be possible to develop multiple drug candidates. Innovative Oncology will take development stage candidates, which have commercial potential and take these products through early stage clinical trials to prove efficacy and safety. Oncthera will then look to license the products to partners who will take the economic burden of multi center clinical trials. Oncthera will look to license US rights whilst maintaining the European rights.

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

SALES

We had no revenues for the quarter ended May 31, 2004.

GROSS PROFIT

Our gross loss for the quarter ending May 31, 2004 was attributable to Operating expenses.

RESEARCH & DEVELOPMENT

Research and Development expenses for the quarter ending May 31, 2004 were $0, as the Company's initial R & D work screening compounds has come to an end and data is being collated before proceeding with the development of selected compounds. The Company expects future R & D expenses to be substantial.

GENERAL & ADMINISTRATIVE EXPENSES

During quarter ending May 31, 2004 we incurred $762,011 in general and administrative expenses.

OPERATING LOSS

The reported operating loss was by $762,011 in the three month period to May 31, 2004, or $0.007 per share basic and undiluted.

TOTAL COMPREHENSIVE LOSS

The reported total comprehensive loss in the period to May 31, 2004 was 765,836.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The directors are not aware of any pending legal proceedings against the Company.

ITEM 2. CHANGES IN SECURITIES

In March 2004, we issued 270,000 shares of common stock to consultants for work performed. These shares were valued at $2.40 per share.

In April 2004, we performed a 2 for 1 stock split. This resulted in the issuance of 21,431,606 at par value of $0.001 per share.

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

Dated: February 1, 2006

Evolve Oncology Inc.



                         By: /s/ Nigel Rulewski
                         -----------------------------
                         Nigel Rulewski
                         CEO
                         (Principal Executive Officer)


                         By: /s/ Alan Bowen
                         -----------------------------
                         Alan Bowen
                         CFO
                         (Principal Financial Officer)