Form 10QSB
period 2004-08-31
EVOLVE ONCOLOGY INC
filed 2006-02-13
CIK 1080129

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2004

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

48,763,098 shares of voting common stock

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3
                  CONSOLIDATED BALANCE SHEETS                                  3
                  CONSOLIDATED STATEMENTS OF OPERATIONS                        4
                  STATEMENT OF CASH FLOWS                                      5
                  Note 1.  BASIS OF PRESENTATION                               6
                  Note 2.  GOING CONCERN                                       6
                  Note 3.  NET LOSS PER COMMON SHARE                           7
                  Note 4.  STOCKHOLDERS' EQUITY                                7

Item 2.   Management's Discussion And Analysis or Plan of Operations           9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other information                                                   12

Item 6.   Exhibits                                                            12

SIGNATURES                                                                    13

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1
                              Financial Statements

                              EVOLVE ONCOLOGY INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    August 31,
                                                                       2004
                                                                   ------------
ASSETS                                                             $
Current Assets:
Accounts Receivable                                                         359
                                                                   ------------
Other Assets:
Patents - net                                                            99,167
                                                                   ------------
TOTAL ASSETS                                                             99,526
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                        928,633
Note payable - Related Party                                            405,808
Accrued expenses and other Liabilities                                  133,398
                                                                   ------------
Total Current Liabilities                                             1,467,839
                                                                   ------------
TOTAL LIABILITIES                                                     1,467,839
                                                                   ------------

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001,
100,000,000 shares authorized,
43,538,098 shares issued and outstanding                                 43,538
Additional paid-in capital                                           30,005,110
Accumulated deficit                                                 (31,360,449)
Accumulated other comprehensive income/(loss)                           (56,512)
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIT                                          (1,368,313)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              99,526
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Six Months       Three Months       Three Months        From inception
                                  Six Months Ended     Ended August     Ended August 31,   Ended August 31,  February 15, 2001 to
                                  August 31, 2004       31, 2003              2004               2003           August 31, 2004
                                   -------------      -------------      -------------      -------------        -------------
Revenue                            $          --                 --                 --                 --                   --
Operating expenses
Research and development                 492,346            150,000            492,346            150,000              696,188
General and administrative             2,425,008            122,909          1,662,997             60,069            4,021,861
Amortization                                 833                 --                833                --                   833
                                   -------------      -------------      -------------      -------------        -------------

Total Expenses                         2,918,187            272,909          2,156,176            210,069            4,718,882

Other expenses
Financing costs                       10,666,567                 --         10,666,567                 --           10,666,567
Loss on impairment of asset                   --                 --                 --                 --           15,975,000
                                   -------------      -------------      -------------      -------------        -------------

(Loss) from operations before        (13,584,754)          (272,909)       (12,822,743)          (210,069)         (31,360,449)
taxes

Taxes                                         --                 --                 --                 --
                                   -------------      -------------      -------------      -------------        -------------

Net Income (Loss)                  $ (13,584,754)          (272,909)       (12,822,743)          (210,069)         (31,360,449)
                                   =============      =============      =============      =============        =============


      A summary of the components of other comprehensive loss for the following periods ended August 31, 2004 and 2003 as follows:

                                                          Six Months       Three Months      Three Months
                                     Six Months Ended    Ended August    Ended August 31,   Ended August 31,
                                      August 31, 2004      31, 2003            2004               2003
                                       ------------      ------------      ------------      ------------
Net (loss)                              (13,584,754)         (272,909)      (12,822,743)         (210,069)

Foreign currency translation gain
(loss)                                       13,037            (8,133)           16,862                10
                                       ------------      ------------      ------------      ------------

Total Comprehensive (loss)              (13,571,717)         (281,042)      (12,805,881)         (210,059)
                                       ------------      ------------      ------------      ------------

The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                   From inception
                                                   For the Six Months      For the Six Months     February 15, 2001
                                                    Ended August 31,        Ended August 31,      through August 31,
                                                          2004                    2003                   2004
                                                      -------------          -------------          -------------
Cash flows from operating activities
Net loss                                              $ (13,584,754)              (272,909)           (31,360,449)
Adjustments to reconcile net loss to net
cash (used) in operating activities:
Stock issued for services                                 2,268,000                      0              3,405,500
Warrants issued for financing costs                      10,666,567                      0             10,666,567
Impairment of asset                                               0                      0             15,975,000
Amortization of intangible asset                                833                      0                    833
Decrease in receivables                                          15                      0                  1,222
Increase in accounts payable and accrued
liabilities                                                 347,902                281,042              1,062,031
                                                      -------------          -------------          -------------

Net cash from (used in) operating activities          $    (301,437)                 8,133               (249,296)

Cash flows from investing activities
Acquisition of patents                                     (100,000)                     0               (100,000)
                                                      -------------          -------------          -------------
Net Cash Used in Investing Activities                      (100,000)                     0               (100,000)
                                                      -------------          -------------          -------------

Cash flows from financing activities
Proceeds from related party note                            388,400                      0                405,808
                                                      -------------          -------------          -------------
Net Cash From Financing Activities                          388,400                      0                405,808
                                                      -------------          -------------          -------------

Effect of exchange rate                                      13,037                 (8,133)               (56,512)
                                                      -------------          -------------          -------------

Net increase in cash and cash equivalents                         0                      0                      0
Cash at beginning of period                                       0                      0                      0
                                                      -------------          -------------          -------------

Cash at end of period                                 $           0                      0                      0
                                                      -------------          -------------          -------------

Supplemental cash flow information:
Cash paid for interest                                $           0                      0                      0
Cash paid for taxes                                   $           0                      0                      0

The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2004
                                   (Unaudited)

NOTE 1. BASIS OF PRESENATATION

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

The financial statements presented herein, for the six months ended August 31, 2004 and 2003 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

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

To meet our present and future liquidity requirements, the Company entered into a credit facility on July 6, 2004, with Bioaccelerate Inc ("Bioaccelerate"), a related party, to provide up to $5.0 million in funding. In return, the Company issued to Bioaccelerate (on the date of the funding of the Initial Tranche) 5 year warrants to purchase 5,000,000 shares of the Company's common stock, at an exercise price of $2.60 per share.

If additional funds are needed over what is available from the credit facility discussed above, the Company will seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, entering into loans and other types of financing arrangements such as convertible debentures, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short- or the long-term. If we fail to obtain such financing, fail to improve our results of operations, and if we reach our related party credit facility limit, we will be unable to meet our obligations as they become due.

                              EVOLVE ONCOLOGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2004
                                   (Unaudited)

NOTE 3. NET LOSS PER COMMON SHARE

Net loss per common share, basis and dilutive, has been computed using the weighted average common shares outstanding at the date of the financial statements. The Company has no potential dilutive securities.


                                  For the six months      For the six months
                                    ended August 31,       ended August 31,
                                         2004                   2003
Basic Earnings per share:
Income (Loss) (numerator)          $ (13,584,754)              (272,909)
Shares (demoninator)                  43,538,098             16,581,492

Per Share Amount                   $       (0.31)                 (0.02)

NOTE 4. STOCKHOLDERS' EQUITY

In April 2004, the Company performed a 2 for 1 stock split. This resulted in the issuance of 21,431,606 shares at par value of $0.001 per share.

During the quarter ended May 31, 2004, the Company issued 270,000 shares of common stock to consultants for services performed on behalf of the Company. These shares were valued at $2.40 per share.

In August 2004, the Company issued 405,000 shares of common stock to consultants for services performed on behalf of the Company. These shares were valued at $4.00 per share

NOTE 5. INTANGIBLE ASSETS

In the quarter ending August 31, 2004 the Company was assigned a patent that was originally purchased by one of its parent companies, Bioaccelerate Inc. Bioaccelerate Inc purchased this patent in an agreement dated August 6, 2004 from Targent Inc, a Delaware corporation. The consideration was $100,000. The documents transmitted as part of the agreement between Bioaccelerate Inc and Targent Inc were (i) the Southern Research Institute Report No. A327.1 to Targent on the results of experiment TAR-3, dated August 29, 2001, and (ii) all files and supporting documents directly related to the Assigned Technology.

The assignment was accounted in the financial statements of the Company by recording an intangible asset for $100,000, and an increase to the note payable to Bioaccelerate Inc by the Company of $100,000.

The acquisition of this information will assist Evolve Oncology Inc in its own research and development programs.

The Company's Board of Directors, review all intangible assets at least on an annual basis and when assessing the value of this patent, the Board of Directors determined that it should be amortized on a straight-line basis over 10 years. At August 31, 2004, an amortization charge of $833 had been charged to the Statement of Operations.


NOTE 6. RELATED PARTY PAYABLE

At August 31, 2004 a related party payable with Bioaccelerate Inc. consisted of the following:

                                                                    2004

Related party payable, unsecured, non-interest bearing          $  405,808
                                                                ----------
Total Related party payable                                     $  405,808

NOTE 7 WARRANTS FOR THE PURCHASE OF COMMON STOCK

To meet our present and future liquidity requirements, the Company entered into a credit facility on July 6, 2004, with Bioaccelerate Inc ("Bioaccelerate"), a related party, to provide up to $5.0 million in funding. In return, the Company issued to Bioaccelerate (on the date of the funding of the Initial Tranche) 5 year warrants to purchase 5,000,000 shares of the Company's common stock, at an exercise price of $2.60 per share.

In accordance with SFAS No. 123(R), "Share Based Payment", the Company is required to measure and record the charge related to warrants issued for stock using the Black-Scholes pricing model to estimate fair value of the warrants at the grant date.

The fair market value of the warrants at the date of issue was determined to be $2.60. The plan calls for a total of 5,000,000 shares to be held for issue. A summary of activity follows:

                                           Number of        Weighted Average
                                            Shares          Exercise Price

Outstanding at February 28, 2004                  --                 --
Granted                                    5,000,000          $    2.60
Exercised                                         --                 --
Cancelled                                         --                 --
                                           ---------

Outstanding as of August 31, 2004          5,000,000          $    2.60
Exercisable as of August 31, 2004          5,000,000          $    2.60

The fair value of the warrants is $10,666,567. This amount has been charged in full to the Statement of Operations in the six months ending August 31, 2004.

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     2004
Risk free interest rate                              4.0%
Dividend yield                                       0.0%
Volatility                                           115.0%
Average expected term (years to exercise date)       5

The stock warrants outstanding and exercisable under this plan as of August 31, 2004 are:

                                                                 Average
  Range of Exercise                      Weighted Average       remaining                           Weighted Average
        Price             Warrants      of Exercise Price   contractual life        Warrants        of Exercise Price

        $2.60            5,000,000             2.60                 5               5,000,000               2.60

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-QSB, including information set forth under this item 2. "Management's Discussion and Analysis, and Results of Operations" constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995 (the "Act"). We desire to avail ourselves of certain "safe harbor" provisions of the Act and are therefore including this special note to enable us to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to our stockholders and other publicly available statements issued or released by us involve unknown risks, uncertainties, and other factors which could cause our actual results, performance (financial or operating), or achievements to differ from the future results, performance (financial or operating), or achievements expressed or implied by such forward looking statements. Such future results are based upon our best estimates based upon current conditions and the most recent results of operations.

LIQUIDITY

To date, we have incurred significant net operating losses. We anticipate that we may continue to incur significant operating losses for some time.

As set out earlier, to meet our present liquidity requirements and part meet future ones, on July 6, 2004, the Company entered into an agreement with Bioaccelerate Inc ("Bioaccelerate"), a related party, to provide up to $5.0 million in funding. We must also raise significant capital to enable us to meet future obligations until we are to become profitable. Profitability is dependent upon our ability to generate sufficient sales from second-generation services. Our existence is dependent on our ability to obtain the necessary financing.

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

EU Laboratories Limited has a limited trading history, and has a current portfolio of four products aimed at cancer. Onca 011 is a monoclonal antibody, which targets most forms of cancer.

The global cancer market is forecast to grow from $29.4 billion in 2001 to $42.8 billion in 2007. In this period the innovative cancer therapy market is forecast to triple from $4.3 billion in 2001 to $12.3 billion in 2007. The Company's focus on innovative treatments should benefit from the fact that the leading pharmaceutical companies in the oncology market will all suffer from multiple patent expiries in the next four years with existing cytostatic and hormonal therapies. This creates a clear market opportunity for niche drug discovery companies focusing on innovative technologies, as the large pharmaceutical companies will be looking to enhance their existing portfolios with new products.

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

Although the US is the single most lucrative market the European market is extremely valuable. The European market is broken down into five main marketplaces UK, Germany, France, Italy and Spain. These five marketplaces have a prevalent patient population of approximately 3.4mn as compared to 3.3mn in the US (by main disease area excluding skin cancer). Evolve Oncology will look to establish niche oncology sales forces in these markets whilst licensing its products in other smaller European territories. Evolve Oncology will also look to develop niche drugs which large pharmaceutical companies will not develop as they do not have potential blockbuster status.

SALES

The Company had no revenues for the six months ended August 31, 2004.

GROSS PROFIT

Our gross loss for the six months ended August 31, 2004 was attributable to Operating expenses.

RESEARCH & DEVELOPMENT

Research and Development expenses for the six months ended August 31, 2004 were $492,346. Such expenses were incurred entirely during the three months ended August 31, 2004. Research and Development was increased during the current quarter as funds became available through the Related Party Credit Facility discussed above as well as through a Patent, which was purchased during the current quarter in the amount of $100,000, which allows the Company access to certain research properties. The Company expects future R & D expenses to be substantial.

GENERAL & ADMINISTRATIVE EXPENSES

During the six months ended August 31, 2004 the Company incurred $2,425,008 in general and administrative expenses.

AMORTIZATION

As discussed above, the Company was assigned a patent that was originally purchased by Bioaccelerate Inc, from Targent Inc during the quarter ended August 31, 2004 in the amount of $100,000. As determined by the Board of Directors of the Company, the useful life of such Patent was determined to be 10 years. The Company uses the Straight Line Method of Amortization. $833 was recorded for amortization of the Patent for the period ended August 31, 2004.

OPERATING LOSS

The reported operating loss recorded for the six month period ended August 31, 2004, was $13,584,754 or $0.31 per share basic and undiluted.

TOTAL COMPREHENSIVE LOSS

The reported total comprehensive loss during the six month period ended August 31, 2004 was $13,571,717.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The directors are not aware of any pending legal proceedings against the Company.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended May 31, 2004, the Company issued 270,000 shares of common stock to consultants for services performed on behalf of the Company. These shares were valued at $2.40 per share.

In April 2004, the Company performed a 2 for 1 stock split. This resulted in the issuance of 21,431,606 at par value of $0.001 per share.

In August 2004, the company issued 405,000 shares of common stock to consultants for services performed on behalf of the Company. These shares were valued at $4.00 per share

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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