Form 10QSB
period 2004-11-30
EVOLVE ONCOLOGY INC
filed 2006-02-24
CIK 1080129

UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2004

                              EVOLVE ONCOLOGY INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        13-4047693
  ----------------------------                           ----------------
 (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

712 Fifth Avenue, 19th Floor, New York, NY                    10019
------------------------------------------                  ----------
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

                                 Yes |_|   No |X|

As of February 15, 2006, the following shares of the Registrant's common stock were issued and outstanding:

48,763,098 shares of voting common stock

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

      CONSOLIDATED BALANCE SHEETS                                              3
      CONSOLIDATED STATEMENTS OF OPERATIONS                                    4
      STATEMENT OF CASH FLOWS                                                  5
      Note 1. BASIS OF PRESENTATION                                            6
      Note 2. GOING CONCERN                                                    6
      Note 3. NET LOSS PER COMMON SHARE                                        7
      Note 4. STOCKHOLDERS' EQUITY                                             7
      Note 5. Intangible Assets                                                7
      Note 6. Related Party Payable                                            8
      Note 7. Warrants for the Purchase of Common Stock                        8


Item 2. Management's Discussion and Analysis or Plan of Operations             9

PART II - OTHER INFORMATION                                                   12

Item 1. Legal Proceedings                                                     12

Item 2. Changes in Securities                                                 12

Item 3. Defaults upon Senior Securities                                       12

Item 4. Submission of Matters to a Vote of Security Holders                   13

Item 5. Other information                                                     13

Item 6. Exhibits                                                              13

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. Financial Statements

                              EVOLVE ONCOLOGY INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               November 30, 2004
                                                               -----------------
ASSETS
Current Assets
Prepaid expenses                                               $        421,438
                                                               -----------------
Total Current Assets                                                    421,438
                                                               -----------------

Long Term Assets
Patents, net                                                             96,667
                                                               -----------------

TOTAL ASSETS                                                            518,105
                                                               =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                        961,741
Note payable to related party                                         1,306,008
Accrued expenses and other liabilities                                  166,832
                                                               -----------------
Total Current Liabilities                                             2,434,581
                                                               -----------------

TOTAL LIABILITIES                                                     2,434,581
                                                               -----------------

STOCKHOLDERS' DEFICIT
Common stock, par value $0.001,
100,000,000 shares authorized,
43,538,098 shares issued and outstanding                                 43,538
Additional paid-in capital                                           30,005,110
Accumulated deficit                                                 (31,875,520)
Accumulated other comprehensive income/(loss)                           (89,604)
                                                               -----------------

TOTAL STOCKHOLDERS' DEFICIT                                          (1,916,476)
                                                               -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             518,105
                                                               =================

The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         From inception
                        Nine Months      Nine Months     Three Months     Three Months    February 15,
                           Ended             Ended          Ended            Ended           2001 to
                       November 30,     November 30,     November 30,     November 30,     November 30,
                          2004               2003           2004              2003             2004
                      -------------    -------------    -------------    -------------   --------------
Revenue              $           --               --               --               --               --
                      ---------------------------------------------------------------------------------
Operating expenses
Research and
development                 918,944          133,016          426,598            1,496        1,122,786
General and
administrative            2,510,981          461,792           85,973          336,669        4,107,834
Amortization                  3,333             --              2,500             --              3,333
                      ---------------------------------------------------------------------------------

Total Operating
Expenses                  3,433,258          594,808          515,071          338,165        5,233,953
                      ---------------------------------------------------------------------------------

Other expenses
Financing costs          10,666,567               --               --               --       10,666,567
Loss on impairment
of asset                         --               --               --               --       15,975,000
                      ---------------------------------------------------------------------------------
Net (Loss) from
operations before
taxes                   (14,099,825)        (594,808)        (515,071)        (338,165)     (31,875,520)
                      ---------------------------------------------------------------------------------

Provision for Taxes              --               --               --               --               --

                      ---------------------------------------------------------------------------------
Net Income (Loss)    $  (14,099,825)        (594,808)        (515,071)        (338,165)     (31,875,520)
                      =================================================================================

A summary of the components of other comprehensive loss for the following periods ended November 30, 2004 and 2003 as follows:


                       Nine Months   Nine Months    Three Months   Three Months
                          Ended         Ended          Ended          Ended
                      November 30,   November 30,   November 30,   November 30,
                          2004           2003           2004           2003
                      ------------   ------------   ------------   ------------
Net (loss)             (14,099,825)      (594,808)      (515,071)      (338,165)

Foreign currency
translation gain/
(loss)                     (20,055)       (12,702)       (33,092)            --
                      ----------------------------------------------------------

Total Comprehensive
(loss)                 (14,119,880)      (607,510)      (548,163)      (338,165)
                      ----------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       From
                                                                     inception
                                     For the Nine   For the Nine    February 15,
                                     Months Ended   Months Ended    2001 through
                                     November 30,   November 30,    November 30,
                                         2004           2003           2004
                                     ------------   ------------   ------------
Cash flows from operating
  activities
Net loss                             $(14,099,825)      (594,808)   (31,875,520)
Adjustments to reconcile net loss
to net cash (used) in operating
  activities:
Stock issued for services               2,268,000        262,500      3,405,500
Warrants issued for financing costs    10,666,567              0     10,666,567
Impairment of assets                            0              0     15,975,000
Amortization                                3,333              0          3,333
Increase in current assets               (421,064)             0       (419,857)
Increase in accounts payable and
  accrued liabilities                     414,444        340,442      1,128,573
                                     -------------------------------------------

Net cash from (used in) operating
  activities                         $ (1,168,545)         8,134     (1,116,404)
                                     -------------------------------------------

Cash flows used in investing
  activities
Acquisition of patents                   (100,000)             0       (100,000)
                                     -------------------------------------------
Net Cash Used In Investing
  Activities                             (100,000)             0       (100,000)
                                     -------------------------------------------
Cash flows from financing
  activities
Proceeds from notes to related
  party                                 1,288,600          4,569      1,306,008
                                     -------------------------------------------
Net Cash From Financing Activities      1,288,600          4,569      1,306,008
                                     -------------------------------------------

Effect of exchange rate                   (20,055)       (12,703)       (89,604)
                                     -------------------------------------------

Net increase in cash and cash
  equivalents                                   0              0              0
Cash at beginning of period                     0              0              0
                                     -------------------------------------------

Cash at end of period                $          0              0              0
Supplemental cash flow information:
Cash paid for interest               $          0              0              0
                                     -------------------------------------------
Cash paid for taxes                  $          0              0              0
                                     -------------------------------------------

The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2004
                                   (Unaudited)

NOTE 1.     BASIS OF PRESENATATION

The financial statements included in this Form 10-QSB, have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004.

The financial statements presented herein, for the nine months ended November 30, 2004 and 2003 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

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

If additional funds are needed over what is available from the credit facility discussed above, the Company will seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, entering into loans and other types of financing arrangements such as convertible debentures, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short or the long-term. If we fail to obtain such financing, fail to improve our results of operations, and if we reach our Related Party credit facility limit, we will be unable to meet our obligations as they become due.

                              EVOLVE ONCOLOGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2004
                                   (Unaudited)

NOTE 3. NET LOSS PER COMMON SHARE

Net loss per common share, basis and dilutive, has been computed using the weighted average common shares outstanding at the date of the financial statements. During the periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.


                                                For the nine        For the nine
                                                months ended        months ended
                                                November 30,        November 30,
                                                    2004                2003
Basic Earnings per share:
Net Income/(Loss) (numerator)                   $(14,099,825)          (594,808)
Shares (denominator)                              40,353,164         16,756,492

Per Share Amount                                $      (0.35)             (0.04)


NOTE 4.     STOCKHOLDERS' EQUITY

In April 2004, the Company performed a 2 for 1 stock split. This resulted in the issuance of 21,431,606 shares at par value of $0.001 per share.

During the quarter ended May 31, 2004, the Company issued 270,000 shares of common stock to consultants for services performed on behalf of the Company. These shares were valued at $2.40 per share.

In August 2004, the Company issued 405,000 shares of common stock to consultants for services performed on behalf of the Company. These shares were valued at $4.00 per share.

NOTE 5.     INTANGIBLE ASSETS

During the quarter ended August 31, 2004 the Company was assigned a patent that was originally purchased by one of its parent companies, Bioaccelerate Inc. Bioaccelerate Inc purchased this patent in an agreement dated August 6, 2004 from Targent Inc, a Delaware corporation. The consideration was $100,000. The documents transmitted as part of the agreement between Bioaccelerate Inc and Targent Inc were (i) the Southern Research Institute Report No. A327.1 to Targent on the results of experiment TAR-3, dated August 29, 2001, and (ii) all files and supporting documents directly related to the Assigned Technology.

The assignment was accounted in the financial statements of the Company by recording an intangible asset for $100,000, and an increase to the Note payable to Bioaccelerate Inc by the Company of $100,000.

The acquisition of this information will assist Evolve Oncology Inc in its own research and development programs.

                              EVOLVE ONCOLOGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2004
                                   (Unaudited)

NOTE 5.     INTANGIBLE ASSETS (Continued)

The Company's Board of Directors, review all intangible assets at least on an annual basis and when assessing the value of this patent, the Board of Directors determined that it should be amortized on a straight line basis over 10 years. As at November 30, 2004, an amortization charge of $3,333 had been charged to the Statement of Operations.

NOTE 6.     NOTE PAYABLE TO RELATED PARTY

As of November 30, 2004 the Company had a note payable to Bioaccelerate Inc, a related party, which. consisted of the following:
                                                                         2004

Related party payable                                                 $1,306,008
                                                                      ----------
Total note payable to related party                                   $1,306,008
                                                                      ----------

The outstanding Principal bears interest per annum at the Applicable Federal Rate (the "Base Interest Rate"), as defined in Section 1274(d) of the Internal Revenue Code of 1986, as amended (the "Code"), payable on the maturity date. Interest rate as of November 30, 2004 was 3.50%.

NOTE 7.     WARRANTS FOR THE PURCHASE OF COMMON STOCK

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

The fair market value of the warrants at the date of issue was determined to be $2.60. The plan calls for a total of 5,000,000 Common Stock shares to be held for issue. A summary of activity follows:
                                                                Weighted Average
                                              Number of Shares   Exercise Price

Outstanding as of February 29, 2004                         --                --
Granted                                              5,000,000  $           2.60
Exercised                                                   --                --
Cancelled                                                   --                --
                                              ----------------  ----------------

Outstanding as of November 30, 2004                  5,000,000  $           2.60
Exercisable as of November 30, 2004                  5,000,000  $           2.60

                              EVOLVE ONCOLOGY INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2004
                                   (Unaudited)

NOTE 7.     WARRANTS FOR THE PURCHASE OF COMMON STOCK (Continued)

The fair value of the warrants is $10,666,567. This amount has been charged in full to the Statement of Operations during the quarter ended August 31, 2004.

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

The stock options outstanding and exercisable under this plan as of November 30, 2004 are:

                 Warrants     Weighted      Average      Warrants      Weighted
                             Average of    remaining                  Average of
   Range of                   Exercise    contractual                  Exercise
Exercise Price                 Price         life                       Price

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

ACQUISITION OF EU LABORATORIES LIMITED.

On March 1, 2003 Evolve Oncology Inc., acquired the total outstanding share capital of EU Laboratories Ltd. "EU Labs". EU Labs are a UK based company that develop products to fight cancer.

OVERVIEW

The Company is currently operating through one wholly owned subsidiary, EU Laboratories Limited.

EU Laboratories Limited has a limited trading history, and has a current portfolio of four products aimed at cancer. Onca 011 is a monoclonal antibody, which, targets most forms of cancer.

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


SALES

The Company had no revenues for the nine months ended November 30, 2004.

GROSS PROFIT

Our gross loss for the nine months ended November 30, 2004 was attributable to Operating expenses.

RESEARCH & DEVELOPMENT

Research and Development expenses for the nine months ended November 30, 2004 were $918,944. Such expenses were incurred entirely during the six months ended November 30, 2004. Research and Development was increased during the period as funds became available through the Related Party Credit Facility discussed above as well as through a Patent, which was purchased during the quarter ended August 31, 2004, in the amount of $100,000, which allows the Company access to certain research properties. The Company expects future R & D expenses to be substantial.

GENERAL & ADMINISTRATIVE EXPENSES

During the nine months ended November 30, 2004 the Company incurred $2,510,981 in general and administrative expenses.

AMORTIZATION

As discussed above, the Company was assigned a patent that was originally purchased by Bioaccelerate Inc, from Targent Inc during the quarter ended August 31, 2004 in the amount of $100,000. As determined by the Board of Directors of the Company, the useful life of such Patent was determined to be 10 years. The Company uses the Straight Line Method of Amortization. $3,333 was recorded for amortization of the Patent during the nine months ended November 30, 2004.

OPERATING LOSS

The reported operating loss recorded for the nine months ended November 30, 2004 was $14,099,825 or $0.35 per share basic and undiluted.

TOTAL COMPREHENSIVE LOSS

The reported total comprehensive loss during the nine months ended November 30, 2004 was $14,119,880.

LONG TERM ASSETS

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

There is no other information to report, which is material to the Company's financial condition not previously reported.

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

Dated: February 24, 2006

Evolve Oncology Inc.


                By: /s/ Nigel Rulewski
                ------------------------------------
                Nigel Rulewski
                CEO
                (Principal Executive Officer)


                By: /s/ Alan Bowen
                ------------------------------------
                Alan Bowen
                CFO
                (Principal Financial Officer)