Form 10KSB
period 2005-02-28
EVOLVE ONCOLOGY INC
filed 2006-07-13
CIK 1080129

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10KSB

            |X| Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended February 28, 2005

     |_| Transition report pursuant to section 13 or 15(d) of the Securities
            Exchange Act of 1934 For the transition period from to.


                         Commission File No. 0001080129

                              EVOLVE ONCOLOGY INC.

             (Exact name of Registrant as specified in its charter)


                   DELAWARE                                 13-4047693
         ----------------------------                       ----------
         (State or other jurisdiction                    (I.R.S. Employer
       of incorporation or organization)                Identification No.)

     712 Fifth Avenue, 19th Floor, New York, NY,              10019
     -------------------------------------------            ---------
       (Address of principal executive offices)             (Zip Code)


Registrant's telephone number 646-723-8941

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
      Yes |_| No |X|

and (2) has been subject to such filing requirements for the past 90 days.
      Yes |X| No |_|

As of June 30, 2006, 48,763,098 shares of the Registrant's common stock par value $0.001 were issued and outstanding.

                                TABLE OF CONTENTS


                                     Part I


Item 1.  Description of the Business                                           3

Item 2.  Description of Property                                              15

Item 3.  Legal Proceedings                                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

                                Part II

Item 5.  Market for Common Equity and Related Stockholder Matters             16

Item 6.  Management's Discussion and Analysis of Financial Condition          17
         and Results of Operations

Item 7.  Financial Statements                                                 19

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                  34

Item 9.  Controls and Procedures                                              34

                               Part III

Item 10. Directors and Executive Officers                                     35

Item 11. Executive Compensation                                               36

Item 12. Security Ownership of Certain Beneficial Owners and Management       37

Item 13. Certain Relationships and Related Transactions                       38

Item 14. Exhibits and Reports on Form 8-K                                     39


         Signatures                                                           40

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

On February 24, 2003, a majority of shareholders of the company (85%) voted in favor of the Company acquiring all of the outstanding shares of stock of EU Laboratories Limited, ("EU Laboratories"), a company incorporated and registered in England. The acquisition of EU Laboratories was undertaken subsequent to a 1 for 10 reverse split of the outstanding shares of common stock of the Company. The consideration paid by the Company for the acquisition of EU Laboratories was 15,000,000 newly issued shares of common stock of the Company payable to the stockholders of EU Laboratories on a pro-rata basis to their holding in EU Laboratories. As a result of this acquisition, control of the company passed to the stockholders of EU Laboratories. This transaction was finally completed on March 1, 2003 whereby the company sold off and transferred all of its interests in the print industry to its own stockholders immediately prior to the closing of the agreement to acquire EU Laboratories. The Company through the acquisition of EU Laboratories on 1st March 2003 is now engaged in the research and development of pharmaceutical products to fight cancer.

The Company is currently operating through two wholly owned subsidiaries, EU Laboratories, a UK corporation and Antibody Technologies Inc, a Delaware corporation.

The Company currently has four products in its portfolio and is actively negotiating to in-license further products.

The global cancer market is forecast to grow from $29.4bn in 2001 to $42.8bn in 2007. In this period the innovative cancer therapy market is forecast to triple from $4.3bn in 2001 to $12.3bn in 2007. The Company's focus on innovative treatments should benefit from the fact that the leading pharmaceutical companies in the oncology market will all suffer from multiple patent expiries in the next four years with existing cytostatic and hormonal therapies. This creates a clear market opportunity for niche drug discovery companies focusing on innovative technologies, as the large pharmaceutical companies will be looking to enhance their existing portfolios with new products.

Management believes by focusing on innovative cancer therapies it will be possible to develop multiple drug candidates. The Company will take development stage candidates, which have commercial potential and take these products through early stage clinical trials to prove efficacy and safety.

The Company will then look to license the products to partners who will take the economic burden of multi center clinical trials. The Company will look to license US rights whilst maintaining the European rights.

Although the US is the single most lucrative market the European market is extremely valuable. The European market is broken down into five main marketplaces UK, Germany, France, Italy and Spain. These five marketplaces have a prevalent patient population of approximately 3.4mn as compared to 3.3mn in the US (by main disease area excluding skin cancer). The Company will look to establish niche oncology sales forces in these markets whilst licensing its products in other smaller European territories. The Company will also look to develop niche drugs, which large pharmaceutical companies will not develop, as they do not have potential blockbuster status.

BUSINESS STRATEGY

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

Our business strategy is as follows :
      o In-license and co-develop novel, proprietary technologies within the major therapeutic segments of the lifestyle drug market.
      o Collaborate with other pharmaceutical and/or biotechnology companies to apply the Company's current technology to the formulation of their proprietary products and compounds.
      o Identify and in-license new therapeutic opportunities for the treatment of lifestyle disorders or related indications to expand the Company's existing pipeline.

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

The structure of our research and development activity is designed to enable the best choices to be made as to where and how the projects are run and resourced. Each is managed as a discreet project with its own budget and project manager. Where and when possible projects make common use of the resources and contracted facilities enlisted at each stage. We manage our projects through ongoing review of scientific data, making use of our broadly experienced Scientific Advisory Board to assist in this process and by supplementing these programs with our cost allocations as required to move toward regulatory approval. Our cost allocations are based primarily on pre-established development budgets set out in our agreements with research and co-development partners. Costs attributed to Research and Preclinical projects largely represent our pipeline generating activities.

PRODUCT DEVELOPMENT

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

The product development process is designed to identify problems associated with a proposed product's safety and effectiveness. The Company attempts to reduce the risk that a proposed product will not be accepted in the marketplace by conducting market research and defining commercial strategy for each product candidate. A drug development portfolio cannot be completely insulated from potential clinical and market failures. It is likely that some proposed products selected for development by the Company might not produce the clinical or revenue results expected. Additionally, the Company may divest product candidates from its portfolio if they display clinical results outside the lifestyle drug sector and/or require financial, development and management resources better met by larger pharmaceutical or biopharmaceutical companies.

RESEARCH AND DEVELOPMENT

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

DESCRIPTION OF PORTFOLIO

EU Laboratories has a current portfolio of four products aimed at cancer.

EVO 011 - MONOCLONAL ANTIBODY

The Company's lead compound is EVO 011 and is a monoclonal antibody, which targets most forms of cancer. This is being developed by Queen Mary University London on behalf of the Company. EVO 011 is a monoclonal antibody that is a receptor blocker that stops cancer cell proliferation, and inhibits cancer cells from metastasizing, blocking Angiogenesis II. It significantly reduces cancer invasion and will be used as an adjunct therapy. This drug may also have a use in cardiovascular disease.

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

It is the first trait of antibodies, their specificity, which makes monoclonal antibody technology so valuable. Not only can antibodies be used therapeutically, to protect against disease; they can also help to diagnose a wide variety of illnesses, and can detect the presence of drugs, viral and bacterial products, and other unusual or abnormal substances in the blood. Given such a diversity of uses for these disease-fighting substances, their production in pure quantities has long been the focus of scientific investigation. The conventional method was to inject a laboratory animal with an antigen and then, after antibodies had been formed, collect those antibodies from the blood serum (antibody-containing blood serum is called antiserum). There are two problems with this method: It yields antiserum that contains undesired substances, and it provides a very small amount of usable antibody.

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

EVO 022 BREAST CANCER COMBINATION THERAPY

EVO 022 is a combination drug therapy, which is focused on the treatment of breast cancer. EVO 022 is a combination therapy for breast cancer consisting of two anti-estrogen compounds, the First compound stops or slows cell growth, and the second compound has a Novel mode of action on estrogen receptor; increases binding to ER beta and allosteric inhibition of ER alpha. The combination Increases efficacy and reduces side effects.

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

Currently this product is only available by intravenous delivery, and the Company is currently working on developing a reformulated oral version of the product with enhanced efficacy and a better safety profile.

EVO 044 - STEM CELL TECHNOLOGY

EVO 044 utilizes a stem cell technology to form bone marrow. Stem cells have the remarkable potential to develop into many different cell types in the body. Serving as a sort of repair system for the body, they can theoretically divide without limit to replenish other cells as long as the person or animal is still alive. When a stem cell divides, each new cell has the potential to either remain a stem cell or become another type of cell with a more specialized function, such as a muscle cell, a red blood cell, or a brain cell.

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

EVO 044 is a project in which the Company is currently developing to look at deriving a stem cell product for various cancer related therapies.

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

Forecast Global Cancer Treatment Market 2001 - 2007 (amounts in $ billions)
--------------------------------------------------------------------------------

Drug Class            2001      2002      2003      2004      2005      2006      2007

Adjunct therapies    11,321    11,834    12,347    12,860    13,373    13,752    14,132
Cytotoxics            8,651     9,136     9,501     9,881    10,277    10,585    10,902
Hormonals             5,720     5,841     5,950     5,952     5,856     5,688     5,464
Innovative agents     3,679     4,665     5,650     7,126     8,602    10,432    12,261
                    -------   -------   -------   -------   -------   -------   -------
TOTALS              $29,371   $31,476   $33,448   $35,819   $38,108   $40,457   $42,759
                    =======   =======   =======   =======   =======   =======   =======

Source :  Reuters, 2002

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

NUMBER OF TOTAL EMPLOYEES AND NUMBER OF FULL TIME EMPLOYEES

As of February 28, 2005, the Company had 4 part-time employees. Of these, 2 are in management and 2 are in research and development. The Company only needs limited employee resources as it outsources all of its development work. We believe our relationships with our employees are satisfactory.

RISKS RELATED TO EVOLVE'S BUSINESS

IF THE COMPANY DOES NOT RECEIVE AND MAINTAIN REGULATORY APPROVALS FOR ITS PRODUCT CANDIDATES, EVOLVE WILL NOT BE ABLE TO COMMERCIALIZE ITS PRODUCTS, WHICH WOULD SUBSTANTIALLY IMPAIR ITS ABILITY TO GENERATE REVENUES AND MATERIALLY HARM ITS BUSINESS AND FINANCIAL CONDITION.

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

Extensive industry regulation has had, and will continue to have, a significant impact on the Company's business. All biopharmaceutical companies, including Evolve, are subject to extensive, complex, costly and evolving regulation by the United States federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration ("DEA"), and foreign and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of products. Under certain of these regulations, the Company and its contract suppliers and manufacturers are subject to periodic inspection of its or their respective facilities, procedures and operations and/or the testing of products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that the Company and its contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether the Company's systems, or its contract suppliers' and manufacturers' processes, are in compliance with cGMP and other FDA regulations.

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

THE COMPANY'S SUPPLIERS AND CONTRACT MANUFACTURERS ARE SUBJECT TO REGULATION BY THE FDA AND OTHER AGENCIES, AND IF THEY DO NOT MEET THEIR COMMITMENTS, THE COMPANY WOULD HAVE TO FIND SUBSTITUTE SUPPLIERS OR MANUFACTURERS, WHICH COULD DELAY THE SUPPLY OF ITS PRODUCTS TO MARKET.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our headquarters are located at 712 Fifth Avenue, 19th Floor, New York, NY, 10019-4108, where we lease serviced office space of approximately one hundred square feet under a month-to-month lease from Bioaccelerate Inc. an affiliated third party. The Company leases its European office, located at Savannah House, 11 Charles II Street, London SW1Y 4QU, on a month-to-month basis also from
Bioaccelerate Inc. The total rent charge is approximately $4,500 per month including office services. We anticipate that the Company will be able to maintain the monthly lease, and that this facility, consisting of serviced office space for one to two people and access to meeting rooms and associated support services as required will be adequate for our operations through the end of fiscal year 2006.

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

On November 7, 2003, a majority of security holders voted in favor of the change of name to Evolve Oncology Inc.

On March 12, 2004, security holders were asked to vote to authorize and approve:
(i) an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.001 of the Company from 25,000,000 shares to 100,000,000 and authorize 25,000,000 shares of preferred stock, par value $.001 of the Company, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company's Board of Directors from time to time; and, (ii) an amendment to the Company's Certificate of Incorporation to affect a two (2) for one (1) forward split of the Company's issued and outstanding shares as of March 1, 2004 with all fractional shares rounded to the nearest whole. A majority of security holders voted in favor of the transaction with an effective date of April 7, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

During the year ended February 28, 2005, our common stock was traded in the Over-The-Counter ("OTC") market and quoted on the Electronic Bulletin Board (the "Bulletin Board") under the symbol "EVON.OB". The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices will fluctuate in the future without regard to our business activities.

The following table presents the high and low bid quotations for the Common Stock as reported by the OTC Bulletin Board for each quarter during the years ended February 28, 2005 and February 29, 2004. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions. There has been no solicitation of the sale or purchase of the Common Stock. The price for the common stock has approximately ranged in price as follows :

         2005 :                      HIGH    LOW
Quarter Ended May 31, 2004           8.00   3.53
Quarter Ended August 31, 2004        4.25   2.60
Quarter Ended November 30, 2004      5.00   4.00
Quarter Ended February 28, 2005     11.00   4.50

         2004 :                      HIGH    LOW
Quarter Ended May 31, 2003           3.25   1.85
Quarter Ended August 31, 2003        3.25   3.00
Quarter Ended November 30, 2003      4.25   3.00
Quarter Ended February 29, 2004      4.25   3.00

STOCKHOLDERS

There are approximately 156 shareholders on record of our common stock.

DIVIDENDS

The Company has not paid any dividends to date and does not plan to pay dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The company has made allocation for up to ten percent of the stock for allocation to staff and officers under authorized equity compensation plans; however, no plan was instigated in the reported year while the company established structure and personnel to manage it. It is expected that a plan will be submitted to the Board for implementation during the next financial year.

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

GENERAL

Management's Discussion and Analysis presents a review of our consolidated operating results and financial condition for the fiscal years ended February 28, 2005 and February 29, 2004. This discussion and analysis is intended to assist in understanding the financial information of the Company presented elsewhere herein. This section should be read in conjunction with our consolidated financial statements and the related notes, as well as ITEM 1. Description of Business, of this Form 10-KSB.

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

RESEARCH AND DEVELOPMENT

The Company conducts its research and development through various CRO operations. Such expenses are expensed as incurred. Any disruption in the Company's relationship with these entities could have a material impact on the Company's future operations.

RESULTS OF OPERATIONS

The Company acquires and develops products to fight cancer. The global cancer market is forecast to grow from $29.4bn in 2001 to $42.8bn in 2007. In this period the innovative cancer therapy market is forecast to triple from $4.3bn in 2001 to $12.3bn in 2007. The Company's focus on innovative treatments should benefit from the fact that the leading pharmaceutical companies in the oncology market will all suffer from multiple patent expiries in the next four years with existing cytostatic and hormonal therapies. This creates a clear market opportunity for niche drug discovery companies focusing on innovative technologies, as the large pharmaceutical companies will be looking to enhance their existing portfolios with new products.

Management believes by focusing on innovative cancer therapies it will be possible to develop multiple drug candidates. The Company will take development stage candidates, which have commercial potential and take these products through early stage clinical trials to prove efficacy and safety. The Company will then look to license the products to partners who will take the economic burden of multi center clinical trials. The Company will look to license US rights whilst maintaining the European rights.

Although the US is the single most lucrative market the European market is extremely valuable. The European market is broken down into five main marketplaces UK, Germany, France, Italy and Spain. These five marketplaces have a prevalent patient population of approximately 3.4mn as compared to 3.3mn in the US (by main disease area excluding skin cancer). The Company will look to establish niche oncology sales forces in these markets whilst licensing its products in other smaller European territories. The Company will also look to develop niche drugs which large pharmaceutical companies will not develop as they do not have potential blockbuster status.

During the year ended February 28, 2005, work continued on the product development programs as planned and the individual items are detailed below. The year ended February 28, 2005, compared to the year ended February 29, 2004:

General and administrative expenses have remained at a constant level decreasing slightly from $601,006 in the year ended February 29, 2004, to $553,924 for the year ended February 28, 2005. The majority of expenses were for wages and consulting fees.

Research and development expenses for the year ended February 28, 2005, were $1,299,372 compared with $136,754 for the year ended February 29, 2004. The majority of these expenses were in connection with the development of several of our product candidates. The increase related to two research projects, which commenced during the current fiscal year.

Non-cash stock compensation for the year ended February 28, 2005 amounted to $2,065,500 compared with $881,470 for the year ended February 29, 2004 these related to stock issued for consultancy services provided to the Company during the year.

Liquidity and Capital Resources. We are actively seeking strategic alliances in order to develop and market our range of products.

To meet our present and future liquidity requirements, on July 6, 2004, the Company entered into an agreement with Bioaccelerate Inc ("Bioaccelerate"), a related party, to provide up to $5.0 million in funding. Additionally the Company will seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, entering into loans and other types of financing arrangements such as convertible debentures, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short or the long-term. If we fail to obtain such financing, fail to improve our results of operations, and if we reach our credit facility limit, we will be unable to meet our obligations as they become due.

However, a failure to raise additional capital would raise substantial doubt about our ability to remain a going concern. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Our existence is dependent on our ability to obtain additional financing, sufficient to allow us to meet our obligations as they become due and to achieve profitable operations.

We plan to meet our working capital needs in the coming fiscal year with the use of the Bioaccelerate credit facility. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

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

ITEM 7.  FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

                                                                            Page

Report of Independent Registered Public Accountants                           20

Consolidated Balance Sheet - As of February 28, 2005                          21

Consolidated Statements of Operations -
For the year ended February 28, 2005,
and for the year ended February 29, 2004.                                     22

Consolidated Statements of Stockholders' Equity (Deficit) -
For the period from February 15, 2001 (Date of Inception)
to February 28, 2005                                                          23

Consolidated Statements of Cash Flows -
For the year ended February 28, 2005,
and for the year ended February 29, 2004.                                     25

Notes to the Consolidated Financial Statements                                26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Evolve Oncology, Inc.

We have audited the accompanying consolidated balance sheet of Evolve Oncology, Inc. (the Company), as of February 28, 2005, and the related consolidated statements of operations, changes in stockholders' deficit and of cash flows for the years ended February 28, 2005 and February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Evolve Oncology, Inc as of February 28, 2005 and the consolidated results of its operations and its cash flows for the years ended February 28, 2005 and February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the accompanying notes to the financial statements, the Company has a working capital deficit and has suffered recurring losses to date, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the accompanying notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


\s\ Chisholm Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
June 14, 2006

                               EVOLVE ONCOLOGY INC
                           CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2005


                                                                  2005
                                                              ------------
                                     ASSETS
Current Assets                                                $         --
                                                              ------------
                                                                        --

Other assets
   Patent                                                           94,167
                                                              ------------
   TOTAL ASSETS                                               $     94,167
                                                              ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
   Accounts payable                                           $    835,638
   Accrued expenses and other current liabilities                   24,029
   Amount due to related party                                     158,963
   Note payable to related party                                 1,485,877
   Interest payable                                                 10,302
                                                              ------------
   Total Current Liabilities                                     2,514,809
                                                              ------------
   TOTAL LIABILITIES                                             2,514,809
                                                              ------------

STOCKHOLDERS' DEFICIT
Preferred Stock, par value .001
25,000,000 shares authorized
No shares issued and outstanding                                        --
Common stock, par value .001,
100,000,000 shares authorized,
48,538,098 shares issued and outstanding                            48,538
Additional paid-in capital                                      53,107,151
Accumulated deficit                                            (55,478,401)
Accumulated other comprehensive (loss)                             (97,930)
                                                              ------------
TOTAL STOCKHOLDERS' DEFICIT                                     (2,420,642)
                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $     94,167
                                                              ============


The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


                                           February 28,    February 29,
                                               2005            2004
                                           ------------    ------------

Revenue                                    $         --              --

Operating expenses :
   Research and development                   1,299,372         136,754
   General and administrative                   553,924         601,006
   Stock-based compensation                   2,497,500         881,470
                                           ------------    ------------
Total Operating Expenses                      4,350,796       1,619,230
                                           ------------    ------------
(Loss) from operations                       (4,350,796)     (1,619,230)

Other Income/(Expenses) :
Loan interest expense                           (10,302)             --
Financing costs                             (12,091,608)             --
Loss on impairment of assets                (21,250,000)    (15,975,000)
                                           ------------    ------------
Total Other Income/(Expenses)               (33,351,910)    (15,975,000)
                                           ------------    ------------
Loss before taxes                           (37,702,706)    (17,594,230)

Tax expense                                          --              --
                                           ------------    ------------
Net Income/(Loss)                           (37,702,706)    (17,594,230)
                                           ------------    ------------

Basic (Loss) per share                     $      (0.89)          (1.03)
                                           ------------    ------------
Weighted average number of shares
outstanding, basic and diluted               42,336,096      17,102,325
                                           ============    ============

Other Comprehensive Loss :
Foreign currency translation adjustments        (28,381)        (63,991)
                                           ------------    ------------
Total Comprehensive Income/(Loss)          $(37,731,087)    (17,658,221)
                                           ============    ============


The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 AND
 FOR THE PERIOD FROM FEBRUARY 15, 2001 (DATE OF INCEPTION) TO FEBRUARY 28, 2005

                                                                                                    Accumulated
                                                                      Additional                       Other
                                                 Common Stock           Paid-in       Accumulated   Comprehensive
                                             Shares        Amount       Capital         Deficit      Income/Loss
Balance February 15, 2001                            2             3            --             --             --

                                           -----------   -----------   -----------    -----------    -----------
Balance February 28, 2002                            2             3            --             --             --
                                           -----------   -----------   -----------    -----------    -----------

New shares issued February 25, 2003                198           313            --             --             --

Foreign currency translation adjustment             --            --            --             --         (5,558)

Net loss for the fiscal period ended
February 28, 2003                                   --            --            --       (181,465)            --

                                           -----------   -----------   -----------    -----------    -----------
Balance February 28, 2003                          200           316            --       (181,465)        (5,558)
                                           -----------   -----------   -----------    -----------    -----------

Shares issued in reorganization March 1,
2003                                         1,581,292         1,265            --             --             --

Shares issued for the acquisition of EU
Laboratories Limited March 1, 2003          15,000,000        15,000       (15,000)            --             --

Common stock issued to Consultants at
$3.25 per share November 6, 2003               350,000           350     1,137,150             --             --

Shares issued for the acquisition of
Antibody Technologies at $3.55 per share
February 2, 2004                             4,500,000         4,500    15,970,500             --             --

Net loss for the fiscal year ended
February 29, 2004                                   --            --            --    (17,594,230)            --

Foreign currency translation adjustment             --            --            --             --        (63,991)

                                           -----------   -----------   -----------    -----------    -----------
Balance February 29, 2004                   21,431,492        21,431    17,092,650    (17,775,695)       (69,549)
                                           -----------   -----------   -----------    -----------    -----------


The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004 AND
 FOR THE PERIOD FROM FEBRUARY 15, 2001 (DATE OF INCEPTION) TO FEBRUARY 28, 2005
                                   (Continued)


                                                                                                       Accumulated
                                                                         Additional                       Other
                                                  Common Stock             Paid-in      Accumulated   Comprehensive
                                               Shares       Amount         Capital        Deficit      Income/Loss
                                             -----------   -----------   -----------    -----------    -----------
Balance February 29, 2004                     21,431,492   $    21,431    17,092,650    (17,775,695)       (69,549)
                                             -----------   -----------   -----------    -----------    -----------

Share issuance 2 for 1 forward stock split
April 7, 2004                                 21,431,606        21,432       (21,432)            --             --

Common Stock issued to consultants at
$4.00 per share April 8, 2004                    270,000           270     1,079,730             --             --

Fair value of 5,000,000 Warrants July 6,
                                      2004            --            --    12,091,608             --             --

Common Stock issued to consultants at
$4.00 per share August 16, 2004                  405,000           405     1,619,595             --             --

Shares issued for acquisition of Clinical
Resources Management at $4.25 per share
December 3, 2004                               5,000,000         5,000    21,245,000             --             --

Net loss for the fiscal year ended
February 28, 2005                                     --            --            --    (37,702,706)            --

Foreign currency translation adjustment               --            --            --             --        (28,381)

                                             -----------   -----------   -----------    -----------    -----------
Balance February 28, 2005                     48,538,098        48,538    53,107,151    (55,478,401)       (97,930)
                                             -----------   -----------   -----------    -----------    -----------


The accompanying notes are an integral part of these financial statements.

                              EVOLVE ONCOLOGY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

                                                                                     2005            2004
                                                                                 ------------    ------------
Cash flows from operating activities :
Net loss for the year                                                            $(37,702,706)    (17,594,230)
Adjustments to reconcile net loss to net cash (used) in operating activities :
  Stock issued for services                                                         2,700,000       1,137,500
  Warrants issued for financing costs                                              12,091,608              --
  Impairment of asset                                                              21,250,000      15,975,000
  Depreciation and Amortization                                                         5,833              --
Changes in operating assets and liabilities :
  (Increase)/Decrease in current
   assets                                                                                 374           1,207
  Increase/(Decrease) in accounts
  payable and other liabilities                                                       247,538         527,106
  Increase/(Decrease) in amount due
  to related party                                                                    158,963              --

                                                                                 ------------    ------------
Net cash provided by (used in) operating activities                              $ (1,248,390)         46,583
                                                                                 ------------    ------------

Cash flows used in investing activities :
  Acquisition of Patents                                                             (100,000)             --
                                                                                 ------------    ------------
  Net cash used in investing                                                         (100,000)             --
  activities
                                                                                 ------------    ------------

Cash flows from financing activities :
  Proceeds from notes to related party                                              1,376,771          17,408
                                                                                 ------------    ------------
Net cash provided by financing activities                                           1,376,771          17,408
                                                                                 ------------    ------------

Effect of exchange rate                                                               (28,381)        (63,991)

                                                                                 ------------    ------------
Net increase/(decrease) in cash and cash equivalents                                       --              --
Cash, beginning of period                                                                  --              --

                                                                                 ------------    ------------
Cash, end of period                                                              $         --              --
                                                                                 ============    ============

Supplemental cash flow information :
Cash paid for interest                                                           $         --              --
Cash paid for tax                                                                $         --              --

The accompanying notes are an integral part of these financial statements.

                               EVOLVE ONCOLOGY INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1 - NATURE OF BUSINESS

DESCRIPTION OF COMPANY: Corspan Inc. changed its name on March 1, 2003 to Oncthera Inc. Beginning in March 2003, Oncthera Inc. conducted its operations through its wholly owned subsidiary, EU Laboratories Limited ("EUL"), located in the United Kingdom. EU Laboratories Limited is a biotechnology company that is developing several potential pharmaceutical products. Oncthera, Inc. changed its name on November 7, 2003 to Evolve Oncology, Inc (the Company). During the quarter ended February 28, 2005 the Company disposed of all its shares in Antibody Technologies. On December 3, 2004 the Company acquired 100% of the issued share capital of Clinical Resource Management Limited ("CRM").

The financial information presented below includes the operations of EUL for the fiscal year ended February 28, 2005 and CRM from the date of the acquisition.

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the amounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

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

For the years ended February 28, 2005 and February 29, 2004 the company had no revenue.

Research and Development

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs." Total research and development expenses for the years ended February 28, 2005 and February 29, 2004 were $1,299,372 and $136,754, respectively.

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

Capital Structure

The Company has two classes of stock. Preferred stock, 25,000,000 shares authorized, zero issued. Voting rights and liquidation preferences have not been determined. The Company also has voting common stock of 100,000,000 shares authorized, with 48,763,098 shares issued and outstanding. No dividends were paid in the 2005 and 2004 years.

Stock-Based Compensation

As permitted by SFAS No. 123, the Company has elected to measure and record compensation cost relative to stock option costs in accordance with SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires the company to record compensation using the Black-Scholes pricing model to estimate fair value of the options at the grant date.

Concentrations of Credit Risk

Financial instruments that potentially subject Evolve Oncology, Inc (the Company) to concentrations of credit risks consist of cash and cash equivalents. The Company places its cash and cash equivalents at well-known, quality financial institutions. At times, such cash and investments may be in excess of the FDIC insurance limit.

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

Net Loss Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings/(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings/(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, the computation of the loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements. Potentially issuable common shares totaling 5,000,000 related to warrants were excluded from the calculation of fully diluted loss per share during 2005 because their inclusion would have been anti-dilutive. There were no options outstanding.

                             For the Year Ended     For the Year Ended
                              February 28, 2005      February 29, 2004
                             -------------------    ------------------

Basic Earnings per share:
Income/(Loss) (numerator)    $      (37,702,706)          (17,594,230)

Shares (denominator)                 42,336,096            17,102,325

Net Loss Per Share           $            (0.89)                (1.03)

Comprehensive Income

Comprehensive income/(loss) represents net income/(loss) plus the effect of foreign currency translation adjustments on consolidation.

Foreign Currency Translation

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

Recently issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS. This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issues SFAS No. 152, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement amends FASB Statement No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement also amends FASB Statement No. 67, ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS. The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), SHARE-BASED PAYMENT, SUMMARY OF STATEMENT NO. 123 (REVISED 2004). This Statement is a revision of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This Statement supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. The Company is currently evaluating the provisions of SFAS 123(R) and the impact that it will have on its share based employee compensation programs.

NOTE 3  -  GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America generally applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, we do not have significant cash or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We do not currently possess a financial institution source of financing and we cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

To meet the Company's present and future liquidity requirements, we will seek additional funding through private placements, conversion of outstanding loans and payables into common stock, development of the business of our newly-acquired subsidiaries, entering into loans and other types of financing arrangements such as convertible debentures, and through additional acquisitions that have sufficient cash flow to fund subsidiary operations. The company has in place a credit facility with a related party as described in Note 10. This provides funding for the working capital requirements of the Company and it is intended that this will be the primary means of funding the Company's operations for the foreseeable future. There can be no assurance that we will be successful in obtaining more debt and/or equity financing in the future or that our results of operations will materially improve in either the short or the long-term. If the Company fails to obtain such financing and improve it's results of operations, the Company we will be unable to meet our obligations as they become due.

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

NOTE  4 - RELATED PARTY PAYABLE

On January 1, 2005 the Company entered into an agreement with Sterling FCS for financial and consultancy services, which includes both management and financial reporting, together with other management and corporate services in accordance with the contract. This replaces the past annual agreement dated December 2003. For the year ended February 28, 2005 the total charge was $120,000. As of February 28, 2005 the balance due to Sterling FCS was $158,963. $38,963 relates to the net balance due to Sterling FCS as of February 29, 2004. The contract can be cancelled by either party by providing six months notice.

NOTE  5 - NOTE PAYABLE TO RELATED PARTY

On July 6, 2004, the Company entered into an agreement with Bioaccelerate Inc ("Bioaccelerate"), a related party, to provide up to $5.0 million in funding. By way of inducement to provide the facility, the Company issued warrants to Bioaccelerate to purchase 5 million shares of its common stock at an exercise price of $2.60 per share on the same day.

At February 28, 2005 the note payable to Bioaccelerate Inc. consisted of the following :

                                                                   2005
                                                                ----------
Note payable to related party, unsecured,
interest charged annually at an AFR quarterly rate
(3.77% charged on outstanding amount as at February 28, 2005)   $   10,302

Principal                                                        1,485,877
                                                                ----------
Total note payable to related party
(principal amount plus accrued interest)                        $1,496,179
                                                                ==========

NOTE  6 - INTANGIBLE ASSETS

During the year ended February 28, 2005 the Company was assigned a patent that was originally purchased by one of its parent companies, Bioaccelerate Inc. Bioaccelerate Inc purchased this patent in an agreement dated August 6, 2004 from Targent Inc, a Delaware corporation. The consideration was $100,000. The documents transmitted as part of the agreement between Bioaccelerate Inc and Targent Inc were (i) the Southern Research Institute Report No. A327.1 to Targent on the results of experiment TAR-3, dated August 29, 2001, and (ii) all files and supporting documents directly related to the Assigned Technology. The acquisition of this information will assist Evolve Oncology Inc in its own research and development programs.

In accordance with SFAS 142 "Goodwill and Other Intangible Assets", the patent has been deemed as a definite life intangible asset.

The Company's Board of Directors, review all intangible assets at least on an annual basis and when assessing the value of this patent, the Board of Directors determined that it should be amortized on a straight line basis over 10 years. As of February 28, 2005 an amortization charge of $5,833 had been charged to the Statement of Operations.

NOTE 7 - WARRANTS FOR THE PURCHASE OF COMMON STOCK

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

The fair market value of the warrants at the date of grant was determined to be $2.60. The plan calls for a total of 5,000,000 Common Stock shares to be held for issue. A summary of activity follows :

                                                Weighted Average
                                        Number of Shares     Exercise Price

Outstanding as of February 29, 2004                   --                --
Granted                                        5,000,000      $       2.60
Exercised                                             --                --
Cancelled                                             --                --
                                            ------------      ------------

Outstanding as of February 28, 2005            5,000,000      $       2.60
Exercisable as of February 28, 2005            5,000,000      $       2.60

The fair value of the warrants obtained using the black-scholes pricing model is $12,091,608. This amount has been charged in full to the Statement of Operations during the year ended February 28, 2005.

The fair value of the option grant was established at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions :

Risk free interest rate                              4.0%
Dividend yield                                       0.0%
Volatility                                         158.0%
Average expected term (years to exercise date)       5

The stock options outstanding and exercisable under this plan as of February 28, 2005 are :

                  Warrants    Weighted      Average      Warrants    Weighted
                             Average of    remaining                Average of
   Range of                   Exercise    contractual                Exercise
Exercise Price                  Price        life                     Price
--------------   ---------   ----------   -----------   ---------   ---------
    $2.60        5,000,000      2.60         4.35       5,000,000     2.60


NOTE  8 - STOCKHOLDERS' EQUITY

In March 2003, the Company issued 15,000,000 shares of common stock, for the acquisition of all assets and liabilities of EU Laboratories, Inc. Such transaction was a reverse acquisition, with a 10-1 reverse stock split. Therefore, a reverse acquisition adjustment was made to common stock in the amount of $14,234, and accumulated deficit and Accumulated Other Comprehensive Income/loss was credited for the same amount as of February 15, 2001. Additionally, the activity of EU Laboratories from inception was recorded on the Company's financial statements.

In October 2003, the Company issued 350,000 shares of common stock at a price of $3.25 per share to consultants for services performed on behalf of the Company. Accordingly, common stock and additional paid-in-capital were credited in the amounts of $350 and $1,137,150, respectively. General and Administrative expense was recorded in the amount of $1,137,500.

In February 2004, the Company issued 4,500,000 of common stock at $3.55 per share, for the acquisition of Antibody Technologies. The acquisition of Antibody Technologies was initiated for a license agreement owned by the company, otherwise Antibody Technologies, had no assets or liabilities (see Note 11). Accordingly, common stock and additional paid-in-capital were credited in the amounts of $4,500 and $15,970,500, respectively. An asset of $15,975,000 was also recorded and then subsequently written off as discussed below in Note 9.

In December 2004, the Company issued 5,000,000 of common stock at $4.25 per share, for the acquisition of Clinical Resource Management Limited. The acquisition of Clinical Resource Management was initiated for a license agreement owned by the company, otherwise Clinical Resource Management, had no assets or liabilities. The acquisition enables the Company to obtain exclusive supply of valuable proprietary information and data concerning a fast dissolving tablet of a pharmaceutical specialty known as Clarithromycin. Accordingly, common stock and additional paid-in-capital were credited in the amounts of $5,000 and $21,245,000, respectively and at the same time recorded an intangible asset of $21,250,000. The Company's Board of Directors, review all intangible assets at least once a year and when assessing the value of the intangible asset of Clinical Resource Management, the Board of Directors determined that it would be prudent to expense the acquisition cost in full consistent with the treatment adopted by the Company in the past. It was therefore agreed that, during the year ended February 28, 2005, the asset will be written down to $0. Accordingly, an amount of $21,250,000 was charged to Other Expense during the year ended February 28, 2005.

NOTE  9 - IMPAIRMENT OF ASSETS

As discussed in Note 8 above, in February 2004, the Company acquired Antibody Technologies, a biotech company. This company was acquired through a share only purchase that involved the issuance of 4,500,000 shares of common stock of the Company. The sole asset of Antibody Technologies was a license agreement to use intellectual properties of a biotech nature. The market price per share of the Company on the date of acquisition was $3.55, therefore, an intangible asset was recorded in the amount of $15,975,000. The intangible asset recorded at the time of acquisition was determined by the Company's Board of Directors to be a finite life asset, to be amortized over a useful life of 10 years. This determination was due to the fact that the only value that was in Antibody Technologies was in the owned licence to use certain intellectual property. In the biotech sector, research and development is fast moving and dynamic in nature, which means that research will have a relatively short economic life as it can soon become redundant as other research advances it. The Company's Board of Directors, reviews all intangible assets at least on an annual basis and when assessing the value of the intangible asset of Antibody Technologies, the Board of Directors determined that it had no value and no potential revenue stream. Therefore, for the year ended February 29, 2004, the asset was determined impaired, and was written down to $0. Accordingly, a charge in the amount of $15,975,000 was recorded to impairment of intangible asset in the year ended February 29, 2004.

In December 2004, the Company acquired Clinical Resource Management, a biotech company. This company was acquired through a share only purchase that involved the issuance of 5,000,000 shares of common stock of the Company. The assets of Clinical Resource Management was a license agreement which provides exclusive supply of valuable proprietary information and data concerning a fast dissolving tablet of a pharmaceutical specialty known as Clarithromycin. The market price per share of the Company on the date of acquisition was $4.25, therefore, an intangible asset was recorded in the amount of $21,250,000.

The intangible asset recorded at the time of acquisition was determined by the Company's Board of Directors to be a finite life asset, to be amortized over a useful life of 10 years. This determination was due to the fact that the only value in Clinical Resource Management was the owned licenses to use certain intellectual property. In the biotech sector, research and development is fast moving and dynamic in nature, which means that research could have a relatively short economic life as it can soon become redundant as other research advances it. The Company's Board of Directors, review all intangible assets at least once a year and when assessing the value of the intangible asset of Clinical Resource Management, the Board of Directors determined that it would be prudent to expense the acquisition cost in full consistent with the treatment adopted by the Company in the past. Therefore, for the year ended February 28, 2005, the asset was written down to $0. Accordingly, a charge in the amount of $21,250,000 was recorded to Other Expense in the year ended February 28, 2005.

NOTE  10 - COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities in New York and London, from a related party, for aggregate monthly rents of $4,500. A lease agreement is completed on September 1 each year between the company and the lessee. The existing lease expires on August 31, 2005 and has the option to be renewed at such time for the upcoming year. Therefore, the following table outlines the Company's 5 year estimated lease commitments as of February 28, 2005.

    Year ending

    28-Feb-06   $27,000
    28-Feb-07        --
    29-Feb-08        --
    28-Feb-09        --
    28-Feb-10        --
                -------
                 27,000
                =======

Rent expense for the years ended February 28, 2005 and February 29, 2004 was $71,946 and $40,615, respectively.

Royalty Agreement

The company entered into a License Agreement with Clinical Resource Management plc on 7th November 2002, in relation to EVO 022, EVO 033 and EVO 044. This agreement provides for a royalty of 10% on future sales of the marketed products. To date no sales have been made and no royalties have been recognized from these license agreements.

NOTE  11 - PROVISION FOR INCOME TAXES

No provision for income taxes has been recorded due to the net operating loss carry forward of $55,478,401 as of February 28, 2005 that will be offset against future taxable income. The NOL carry forward begins to expire in the year 2020. No tax benefit has been reported in the financial statements.

Deferred tax assets and the valuation account as of February 28, 2005 and February 29, 2004 is as follows :

Deferred  tax asset:                           2005            2004
                                           ------------    ------------

Net operating loss carried forward         $ 16,643,520    $  5,333,000
Valuation allowances                        (16,643,520)     (5,333,000)
                                           ------------    ------------
Total                                      $         --    $         --
                                           ============    ============

The components of income tax expense are as follows :

                                               2005            2004
                                           ------------    ------------

Current Federal Tax                        $         --    $         --
Current State Tax                                    --              --
                                           ------------    ------------
Total                                      $         --    $         --
                                           ============    ============

Change in NOL Benefit                      $ 11,310,812    $  5,278,000
                                            (11,310,812)     (5,278,000)
                                           ------------    ------------
                                           $         --    $         --
                                           ============    ============


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

ITEM 9.  CONTROLS AND PROCEDURES

As of February 28, 2005, an evaluation was performed by our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures were effective as of February 28, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to February 28, 2005.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS


Name                    Age     Positions
----                    ---     ---------
Alan Bowen              63      President, CFO & Principal Financial Officer
Ian Warwick             45      Chief Operating Officer
Dr. Nigel Rulewski      53      CEO & Principal Executive Officer

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Alan G.R. Bowen, the Company's Secretary and director, is a graduate in Mathematics from Birmingham University (UK) and worked within the UK as a graduate trainee for Unilever before moving into retailing with British Shoe Corporation, part of the Sears Group. In 1971, he joined NSS Newsagents and progressed to become Retail Director and then Group Managing Director. He left NSS Newsagents after it was taken over by Gallahers Tobacco and formed an independent business, Mayfair Cards, a greetings card company. He retired from Mayfair Greetings Cards in 1999 and joined Evolve Oncology Inc.

Ian Warwick has been Chief Operating Officer since August 15, 2001. Mr Warwick was the President and CEO of ICM Resource Limited since 1995 when he founded the company. From 1994 to 1995, Mr. Warwick was UK Sales Manager at British Printing Company Ltd, Europe's largest printing company. From 1992 to 1994, Mr. Warwick was Sales Manager at Graphoprint, a printing company. From 1987 to 1991 Mr Warwick worked in the advertising and Marketing Industry for various companies in the Southern USA. Mr. Warwick's role included the control and management of corporate sponsorship contracts linked to specific events. From 1982 to 1986 Mr Warwick worked as a consultant in the Oil Business both in the North Sea and Texas with specific responsibilities for exploration of oil wells involving toxic gases. From 1976 to 1982 Mr. Warwick was a communications specialist in Her Majesty's Royal Navy, serving in both the Falklands and Middle East. Mr Warwick received qualifications in Communications and Oil Field Engineering from Leith Nautical College and Business Management Studies from Newcastle College.

Dr. Nigel Rulewski joined the Company in October 2004. Dr. Rulewski has more than 25 years of clinical and regulatory expertise in drug development, including licensing, registration strategy, FDA presentations and approval negotiations as medical director at companies such as AstraZeneca and Fisons Plc. Dr. Rulewski was Chief Medical Officer and a member of the board of directors at Procept, Inc. from 1998 to 2000. He held the position of Vice President-Medical Affairs at Astra USA, Inc. (now AstraZeneca) from 1990 to 1998, where his responsibilities included reviewing compounds to be in-licensed, negotiating agreements for worldwide or U.S. development rights and evaluating biotechnology companies for acquisition or partnership. In his role as Medical Director for International Operations at UK-based Fisons from 1985 to 1987, Dr.Rulewski's responsibilities included established medical departments for territories including South America, Japan and Israel. He conducted and managed clinical research teams in areas including cardiovascular, respiratory drugs and devices, neurology and AIDS. Dr. Rulewski earned his medical degree at the University of London, St. Bartholomew's Hospital Medical School in 1977 and practiced medicine for seven years.

To the best knowledge of management, during the past five years, no present or former director or executive officer of the Company :

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

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities :

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

ITEM 11  EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. All profit related bonuses due to the directors of the Group have been waived during the year.

SUMMARY COMPENSATION TABLE

The following table sets forth information for each of the fiscal periods ended February 28, 2005, 2004, 2003, 2002 and 2001, concerning the compensation paid and awarded to all individuals serving as our executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods :

Name                     Position      Year        Salary         Bonus
--------                 --------      ----        --------       ------

Alan Bowen                 CFO         2005        $      0       $    0
                                       2004        $      0       $    0

Dr. Nigel Rulewski         CEO         2005        $      0       $    0
                                       2004        $      0       $    0

Ian Warwick                COO         2005        $      0       $    0
                                       2004        $123,000       $    0
                                       2003        $123,000       $    0
                                       2002        $123,000       $    0
                                       2001        $123,000       $    0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of June 30, 2006, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address                           Amount and Nature        Percent
of Beneficial Owner                        of Beneficial Owner      Of Class
-------------------                        -------------------      --------
Bioaccelerate Inc (2)
712 Fifth Avenue
New York, New York 10019                           23,857,000        48.92%

Crescendo Holdings Ltd. (3)
Suite F8 International Commercial Centre
Main Road, Gibraltar                                3,750,000         7.69%

Name and Address                           Amount and Nature        Percent
of Beneficial Owner                        of Beneficial Owner      Of Class
-------------------                        -------------------      --------
First Financial Securities Ltd (4)
STE 6203
1 - 5 Irish Town
Imossi House, Gibraltar                             2,400,000        4.92%

JSMCL Capital Limited (5)
Suite F8, International Commercial Ctr
Main Road, Gibraltar                                2,250,000        4.61%

Ian Warwick
666 Third Avenue, 16th Fl
New York, New York 10019                                    0           0%

Alan Bowen
666 Third Avenue, 16th Fl
New York, New York 10019                                    0           0%

Dr Nigel Rulewski
666 Third Avenue, 16th Fl
New York, New York 10019                                    0           0%

All Executive officers
and directors as a group (1 Person)                         0           0%

      1     Based on a total of 48,763,098 shares of common stock outstanding as of June 30, 2006 on a fully diluted basis.
      2     Bioaccelerate, is a corporation, quoted on the NASDAQ.OTC market.
      3     Crescendo Holdings Limited is a private corporation owned by several investors. Mr John Lister has sole voting power.
      4     First  Financial  Securities  Limited is a private  company owned by several private investors.
      5     JSMCL Capital  Limited is a private company owned by several private investors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN BUSINESS RELATIONSHIPS :

During the year ended February 28, 2005, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT :

To the best of Management's knowledge, during the year ended February 28, 2005 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:

To the best knowledge of management, no such transactions exist.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
(A) REPORTS ON FORM 8-K

On March 18, 2003, the company filed an 8-K reporting that the shareholders of the Company had voted to acquire EU Laboratories Inc and dispose of its print business, and change its name to Oncthera Inc, which is hereby incorporated by reference.

On July 30, 2003 the company filed an 8-K/A, filing the accounting information relating to the 8-K filed on March 18, 2003, which is hereby incorporated by reference.

On November 25, 2003 the company filed an 8-K, reporting that the shareholders of the company had approved a name change to Evolve Oncology Inc, which is hereby incorporated by reference.

On February 4, 2004 the company filed an 8-K, reporting that it had acquired Antibody Technologies Inc which is hereby incorporated by reference.

On May 4, 2004 the company filed an 8-K, filing the accounting information relating to the 8-K filed on February 4, 2004 which is hereby incorporated by reference.

(b) Exhibits: The following exhibits are included as part of this report:

Exhibit
Number  Title of Document
------- -----------------------

31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officers.


EVOLVE ONCOLOGY, INC

Dated: June 30, 2006                    By: /s/ Nigel Rulewski
                                           -------------------------------------
                                           Nigel Rulewski
                                           CEO and Director
                                           (Principal Executive Officer)


Date: June 30, 2006                     By: /s/ Alan Bowen
                                           -------------------------------------
                                           Alan Bowen
                                           CFO, Secretary, Treasurer & Director
                                           (Principal Financial Officer)